Form 10-Q
period 1996-04-30
GULF STATES STEEL INC /AL/
filed 1996-06-13
CIK 945530

                     GULF STATES STEEL, INC.UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-Q

(Mark One)
  X   Quarterly report pursuant to Section 13 or 15 (d) of the Securities
- -----
 Act of 1934

For the quarterly period ended April 30, 1996.

                                      OR

_____ Transition report pursuant to Section 13 or 15 (d) of the Securities Act of 1934

For the transition period from ____________ to ____________

Commission file number  33-92496
                        --------

                       GULF STATES STEEL, INC. OF ALABAMA
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

           Alabama                                      63-114 1013
           -------                                      -----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


     174 South 26th Street
     Gadsden, Alabama                         35904-1935
     ----------------                         ----------
     (Address of principal executive offices) (Zip Code)

                                 (205) 543-6100
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X       No ______
                                 -----

Indicate the number of shares outstanding of each class of common stock, as of the latest practicable date:

     Common Stock $ .01 par value - 3,610,000 shares as of May 31, 1996

                       GULF STATES STEEL, INC. OF ALABAMA

                                     INDEX

                                                                                 PAGE NR.
                                                                                 --------
ITEM  1.  FINANCIAL STATEMENTS
            (UNAUDITED)
          STATEMENTS OF INCOME -
          FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 1996 (SUCCESSOR);
          COMBINED FOR THE PERIOD FEBRUARY 1, 1995 TO APRIL 1, 1995
          AND FOR THE PERIOD FROM NOVEMBER 1, 1994 TO APRIL 20, 1995

          (PREDECESSOR)........................................................        1

          CONSOLIDATED BALANCE SHEETS -
          AS OF APRIL 30, 1996 AND OCTOBER 31, 1995............................        2

          COMBINED STATEMENTS OF CASH FLOWS -
          FOR SIX MONTHS ENDED APRIL 30, 1996 AND FOR PERIOD FROM
          NOVEMBER 1, 1994 TO APRIL 20, 1995...................................        3

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)...............    4 - 6

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................   7 - 10

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................       11

ITEM 6.   EXHIBITS & REPORTS ON FORM 8-K.......................................       11


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         --------------------------------


                       GULF STATES STEEL, INC. OF ALABAMA
                   COMBINED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands except per share data)


                             THREE MONTHS ENDED    FOR THE PERIOD FEB. 1, 1995    SIX MONTHS ENDED    FOR THE PERIOD NOV. 1, 1994
                                APR. 30, 1996           TO APRIL 20, 1995           APR. 30, 1996          TO APRIL 20, 1995
                             ------------------    ---------------------------    ----------------    ---------------------------
                                 (SUCCESSOR)              (PREDECESSOR)              (SUCCESSOR)             (PREDECESSOR)

Net sales.........................   $  104,676                 $105,540                $  216,458                 $232,618
Cost of goods sold,...............       97,122                   82,973                   194,924                  180,367
 excluding depreciation
Depreciation......................        3,600                    3,422                     8,249                    8,683
Selling, general and..............        4,637                    5,117                     8,371                   11,213
 administrative expenses
Profit sharing....................           38                    3,163                        38                    7,197
                                     ----------                 --------                ----------                 --------
Operating profit (loss)...........         (721)                  10,865                     4,876                   25,158

Other (income) expense:
     Interest expense.............        5,735                    2,354                    11,568                    5,234
     Interest income..............     (     14)                   (   4)                      (17)                   (   4)
                                     ----------                 --------                ----------                 --------
                                          5,721                    2,350                    11,551                    5,230
                                     ----------                 --------                ----------                 --------

Income (loss) before..............       (6,442)                   8,515                  (  6,675)                  19,928
 income taxes
Provision (benefit) for...........       (2,293)                   3,092                  (  2,376)                   7,126
 income taxes.....................   ----------                 --------                ----------                 --------
Net income (loss).................   $   (4,149)                $  5,423                $  ( 4,299)                $ 12,802
                                     ==========                 ========                 =========                 ========

Net loss per share................       $(1.15)                                        $    (1.19)
                                     ==========                                          =========

Common and common.................    3,610,000                                          3,610,000
 equivalent shares                   ==========                                         ==========
 outstanding


                       GULF STATES STEEL, INC. OF ALABAMA
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                      (UNAUDITED)
                                     APRIL 30, 1996   OCTOBER 31, 1995
                                    ----------------  ----------------
(dollars in thousands)
   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.......         $  1,322           $  1,897
  Accounts receivable, less
   allowance for doubtful
   accounts of $1,216 in 1996
   and $1,500 in 1995.............           32,947             39,658
  Inventories.....................           59,725             56,675
  Deferred income taxes...........                -              2,557
  Prepaid taxes and other.........            3,033                894
                                           --------           --------
   Total current assets...........           97,027            101,681

Property, plant and equipment, net          180,969            176,913
Deferred charges, less
 accumulated amortization of
 $1,243 in
  1996 and $ 618 in 1995..........            8,699              9,276
Deferred income taxes.............            2,714                  -
                                           --------           --------
   Total assets...................         $289,409           $287,870
                                           ========           ========

   LIABILITIES  AND STOCKHOLDERS'
   EQUITY

CURRENT LIABILITIES:
  Accounts payable................         $ 42,952           $ 35,570
  Accrued payroll and employee
   benefits.......................            4,253              4,746
  Accrued interest payable........            1,190              1,184
  Other accrued liabilities.......            7,208             13,567
  Income taxes payable............              300              1,157
                                           --------           --------

   Total current liabilities......           55,903             56,224
Long-term debt....................          197,244            188,775
Deferred income taxes.............                -              2,310
Common stock warrants subject to
 put options......................            2,225              2,225

Stockholders' equity :
   Common Stock,  par value $.01
   per share; 4,000,000

   shares authorized, 3,610,000
   shares issued and outstanding..               36                 36
   Additional paid-in capital.....           39,050             39,050
Notes receivable from
officers..........................             (750)              (750)
   Accumulated  deficit...........           (4,299)                 -
                                           --------           --------
   Total stockholders' equity.....           34,037             38,336
                                           --------           --------

   Total liabilities and
   stockholders' equity...........         $289,409           $287.870
                                           ========           ========


                       GULF STATES STEEL, INC. OF ALABAMA
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                             PERIOD FROM NOVEMBER 1, 1994
                                          SIX MONTHS ENDED   -----------------------------
                                          -----------------
                                           APRIL 30, 1996         TO APRIL 20, 1995
                                          -----------------  -----------------------------
                                             (SUCCESSOR)             (PREDECESSOR)
                                          -----------------  -----------------------------
                                                      (dollars in thousands)
OPERATING ACTIVITIES:
Net income(loss)........................          $ (4,299)                      $ 12,802
Adjustments to reconcile net income to
 net cash provided (used) by
 operating activities:
 Depreciation, including amounts                     8,249                          8,994
  capitalized in inventories............
 Amortization...........................               855                            415
 Deferred income taxes..................            (2,467)                         1,824
   Changes in operating assets and
    liabilities:
 Accounts receivable....................             6,711                          3,899
  Inventories...........................            (3,050)                         ( 871)
  Prepaid assets and deferred charges...            (2,139)                        (1,547)
  Accounts payable......................             7,382                        (10,175)
 Accrued payroll and employee benefits..              (493)                         1,946
  Accrued interest payable..............                 6                            (33)
 Other accrued liabilities..............            (6,359)                         1,913
  Income taxes prepaid and  payable.....              (857)                        (6,790)
                                                  --------                       --------
Net cash provided  by operations........             3,539                         12,377

INVESTING ACTIVITIES:

Building and equipment purchases........           (12,305)                       (11,611)
Net cash used in investing activities...           (12,305)                       (11,611)

FINANCING ACTIVITIES:

Borrowings (payments) on long-term debt.             3,040                        (18,839)
Net  borrowings on revolving credit                  5,151                         18,079
 agreement..............................          --------                       --------
Net cash provided (used)  by financing               8,191                           (760)
 activities.............................          --------                       --------
Net increase (decrease) in cash and                   (575)                             6
 cash equivalents.......................
Cash and cash equivalents at beginning               1,897                            179
 of year................................          --------                       --------
Cash and cash equivalents at end of               $  1,322                       $    185
 period.................................          ========                       ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year for:
 Interest...............................          $  9,477                       $  5,267

 Income taxes...........................               947                         12,092


                       GULF STATES STEEL, INC. OF ALABAMA
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



    NOTE 1 - BASIS OF PRESENTATION

      The accompanying financial statements present the consolidated financial position, results of operation and cash flows of Gulf States Steel, Inc. of Alabama and its wholly-owned subsidiary (the "Company") for the fiscal three month and six month period ended April 30, 1996. All material intercompany accounts and transactions have been eliminated. The accompanying predecessor financial statements present the combined financial position, results of operations and cash flows of Gulf States Steel, Inc. of Alabama and Affiliates for the periods of February 1, 1995 to April 20, 1995 and November 1, 1994 to April 20, 1995.
    (See Note 2.)

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period November 1, 1995 to April 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended October 31, 1996. For further information, refer to the consolidated financial statements of the Company and the notes thereto, included in the Company's Form 10- K for the year ended October 31, 1995.

    NOTE 2 - ACQUISITION

      On April 21, 1995, the Company (f/k/a Gulf States Steel Acquisition Corp.) completed the acquisition (the "Acquisition") of substantially all of the assets and certain liabilities of the Gadsden, Alabama, facilities of Gulf States Steel, Inc. of Alabama (the "Predecessor"), and other affiliates of the Brenlin Group, a privately held investment company. A new company, GSS Holdings Corp. ("Holdings") holds 100 % of the stock of the Company.

      The following unaudited pro forma information presents the results of operations as though the aforementioned Acquisition, which occurred on April 21, 1995, had occurred as of the beginning of each of the periods presented below.

                                            PRO-FORMA                 PRO-FORMA
                                             FOR THE                   FOR THE
                                             PERIOD                     PERIOD
                                THREE        FEB. 1,     SIX MONTHS    NOV. 1,
                             MONTHS ENDED    1995 TO       ENDED       1994 TO
                               APR. 30,     APRIL 20,     APR. 30,    APRIL 20,
                                 1996         1995          1996         1995
                             ------------  ----------   -----------   ---------
                                           (DOLLARS IN THOUSANDS)
Net sales                       $104,676      $105,540     $216,458     $232,618
Net income (loss)                 (4,149)        4,135       (4,299)      11,378

 NOTE  3 - INVENTORIES

 Inventories are as
  follows:

                                           (UNAUDITED)

                                      April 30,1996                October 31
                                      -------------                -----------
                                                  (dollars in thousands)
 Raw Materials and Supplies                   $ 12,271                $   11,254

 Work-In-Process                                18,970                    18,351

 Finished Products                              28,484                    27,070
                                              --------                ----------

 Total                                        $ 59,725                $   56,675
                                              ========                  ========

    The Company's inventories are valued at the lower of cost, as determined by first-in first-out (FIFO) method, or market. The Predecessor's inventories were valued at lower of cost, as determined by last-in first-out (LIFO) method, or market.

    NOTE 4 - CONTINGENCIES

      The Company is subject to a broad range of federal, state and local environmental laws and regulations, including those governing discharges to the air and water, the handling and disposal of solid and/or hazardous wastes, and the remediation of contamination associated with releases of hazardous substances. The Company conducts continuous environmental compliance and monitoring programs and believes that it is currently in substantial compliance with all known material and applicable environmental regulations except as follows.

      During 1992 the Environmental Protection Agency asserted that a waste water ditch system on the Company's property should be remediated and closed. At October 31, 1994, the Company had remediated a portion of the ditch and believes that the most probable course of action for the remainder of the ditch will involve sampling soil and water and possibly removing some contaminated soil at a nominal cost. The less likely, but more expensive course of action would involve sampling soil and water, closing and securing the ditch with the possibility of some contaminated soil remaining in place, and monitoring for any migration of the contaminants. This remediation would cost $1.1 million for closure with post-closure monitoring costs over thirty years of $2.8 million. The Company also has agreed to a $1.1 million civil penalty, of which $300,000 can be offset by future capital expenditures, related to this issue. At April 30, 1996, the $800,000 penalty has been paid, however, the $300,000 of capital expenditures have not been approved by the EPA.

      The Company has been named a Potentially Responsible Party (PRP) at three hazardous waste sites. These sites have resulted in nominal remediation cost to the Company, and the Company believes that there will be no material expense for these sites in the future.

      The Company settled with the Alabama Department of Environmental Management during 1994 for all outstanding air and water violations and the Company believes that its facility now operates, as a general matter, in substantial compliance with existing air emission regulations and its water discharge permit.

      The Company's expenditures for environmental capital projects aggregated $1.3 million for the quarter ended April 30, 1996, and $2.7 for the six months ended April 30, 1996.

      Though the Company believes that it has adequately provided for the cost of all known environmental conditions, the applicable agencies could insist upon different and possibly more costly remediative measures than those believed by the Company to be adequate or required by existing law.

      The Company is involved in litigation arising from its normal operations, including employee matters, the resolution of which is not expected to have a significant effect on the Company's financial position or results of operations.

    NOTE  5 - EARNINGS PER SHARE

      Earnings per share is based upon the weighted average number of common shares outstanding and the dilutive common equivalent shares. The Company has outstanding common stock warrants subject to put options to purchase 190,000 shares of the common stock. During periods of net losses, the warrants are considered antidilutive and are therefore not considered common equivalent shares. Earnings per share data for the Predecessor have been omitted because its capital structure is not comparable to the Company.


    NOTE 6 - LONG TERM CONTRACTS

      On April 1, 1996, the Company agreed upon a contract with The United Steelworkers of America (the "USWA") which replaced the previous contract expiring on that date. The new contract is for a term of 54 months expiring on October 1, 2000. It includes wage increases, certain benefit increases including other post retirement benefits, changes to local work rules, language restricting the Company from participation in non-represented businesses and gives the USWA representation on the Company's strategic planning committee.

    As noted above, one of the changes from the previous labor contract was the granting of retiree health benefits subject to certain limitations. Those limitations include provisions for employee contributions, the transfer of a VEBA trust to fund a portion of the future expense, ineligibility for those employees covered under separate plans and appropriate allowances upon the attainment of eligibility under Medicare by the covered employees. Preliminary calculations by the Company's actuaries indicate an unfunded accumulated post retirement benefit obligation (APBO) of approximately $6.0 million and annual net periodic post retirement benefit cost (NPPBC) of $1.3 million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Due to the Acquisition, the financial statements of the Predecessor at April 20, 1995 contain 10 less days than the comparable periods of the Company in 1996 which has some effect on the comparison of 1996 to 1995, principally with regard to sales.

  To facilitate a comparison of the Company's operations with the results of the Predecessor, the following discussion and analysis is based on pro forma statements of income prepared under the assumption that the Acquisition of the Predecessor and related issuance of the First Mortgage Notes (the "Notes") occurred at the beginning of each period presented.

  The pro forma financial statements of income presented below are for discussion purposes only and should not be construed to be indicative of the Company's results of operations had the Acquisition of the Predecessor and issuance of the Notes been consummated on the date assumed and do not project the Company's results of operations for any future period.

  The pro forma financial statements of income differ from the historical financial statements of income of the Predecessor due to the following adjustments: (i) inventory is costed on a FIFO basis instead of LIFO (the basis used by the Predecessor); (ii) a change in depreciation expense resulting from the increased cost basis of Plant and Equipment resulting from the allocation of the purchase price of the Company; (iii) management fees are adjusted to reflect the provisions of the Company's management agreement; (iv) additional amortization expense related to debt issuance cost of the First Mortgage Notes less the reversal of certain Predecessor amortization expense; (v) additional net interest expense based on the Company's debt structure; (vi) the effect on profit sharing expense of the above adjustments; and (vii) the effect on tax expense of the above adjustments.

  Results of operations for an interim period are not necessarily indicative of results for the full year.


                                                             PRO-FORMA                                          PRO-FORMA
                             THREE MONTHS ENDED    FOR THE PERIOD FEB. 1, 1995 TO   SIX MONTHS ENDED   FOR THE PERIOD NOV. 1, 1994
                                APR. 30, 1996              APRIL 20, 1995             APR. 30, 1996         TO APRIL 20, 1995
                             ------------------   -------------------------------   ----------------   ---------------------------
                                                                    (DOLLARS IN THOUSANDS)
Net sales..........................    $104,676                   $105,540                  $216,458                   $232,618
Cost of goods sold,................      97,122                     82,911                   194,924                    179,673
 excluding depreciation
Depreciation.......................       3,600                      3,659                     8,249                      7,684
Selling, general and...............       4,637                      4,292                     8,371                      8,837
 administrative expenses
Profit sharing.....................          38                      2,423                        38                      6,379
                                       --------                   --------                  --------                   --------
Operating profit (loss)............        (721)                    12,255                     4,876                     30,045

Other (income) expense:
      Interest expense.............       5,735                      5,821                    11,568                     12,418
      Interest income..............       (  14)                     (   4)                 (    17)                    (    4)
                                       --------                   --------                  --------                   --------
                                          5,721                      5,817                    11,551                     12,414
                                       --------                   --------                  --------                   --------

Income (loss) before...............      (6,442)                     6,438                  (  6,675)                    17,631
 income taxes
Provision for income taxes.........      (2,293)                     2,303                  (  2,376)                     6,253
                                       --------                   --------                  --------                   --------
Net income (loss)..................    $( 4,149)                  $  4,135                 $(  4,299)                  $ 11,378
                                       ========                   ========                  ========                   ========


    THREE MONTHS ENDED APRIL 30, 1996 (1996) COMPARED TO THE PERIOD OF FEBRUARY 1, 1995 TO APRIL 20, 1995 (1995)

      Net Sales. Net sales decreased 0.8% to $104.7 million for the 1996 period from $105.5 million for the 1995 period. This is primarily the result of a $42 per ton decline in average selling prices to $408 in the 1996 period from $450 per ton in the 1995 period as a result of lower demand and increased competition. Sales volume increased 8.3% on shipments of flat rolled products at 250,300 net tons in the 1996 period from 231,010 net tons in the 1995 period. Volume was higher because of the shorter reporting period resulting from the sale of the assets of the Predecessor on April 21, 1995.

      Cost of Goods Sold. Cost of goods sold, excluding depreciation, increased 17.1% to $97.10 million for the 1996 period from $82.9 million for the 1995 period. As a percentage of net sales, cost of goods sold, excluding depreciation, increased to 92.8% in the 1996 period from 78.6% in the 1995 period. This increase resulted from the lower average selling price and
    cost increases.   Average manufacturing costs for flat rolled products
    increased to $377 per ton in the 1996 period from $348 in the 1995 period. This increase was primarily the result of manufacturing delays caused by natural gas curtailments, planned and unplanned mill outages, and was also influenced by higher raw material prices, natural gas prices and higher wage rates. Depreciation costs, at $3.6 million in the 1996 period were comparable to the $3.6 million in the 1995 period.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4.6 million, or 4.4% of sales, in the 1996 period from $4.3 million, or 4.1% of sales in the 1995 period. This was primarily due to professional fees associated with labor negotiations with the USWA and sales & use tax negotiations with the State of Alabama.

      Profit Sharing. Under terms of the Company's profit sharing plan, no profit sharing expense was accrued in the 1996 period with the exception of a small amount at it's subsidiary operation. This compares to $2.4 million in the 1995 period.

      Operating Profit. As a result of the changes in net sales, cost of goods sold, selling general and administrative expenses, and profit sharing discussed above, operating profit decreased to a loss of $0.7 million, or (0.7)% of net sales, in the 1996 period, from $12.2 million, or 11.6% of sales, in the 1995 period.

      Interest Expense. Interest expense, net of interest income, decreased to $5.7 million in the 1996 period from $5.8 million in the 1995 period. This was due to higher capitalized interest associated with increased construction-in-progress balances.


    SIX MONTHS ENDED APRIL 30, 1996 (1996) COMPARED TO THE PERIOD FROM NOVEMBER 1, 1995 THROUGH APRIL 20, 1995 (1995)

      Net Sales. Net sales decreased 6.9% to $216.5 million for the 1996 period from $232.6 million for the 1995 period. The Company realized a decrease of $37 per ton in average selling price on flat rolled products to $411 per ton in the 1996 period from $448 per ton in the 1995 period. The reduced average selling price resulted from lower demand and increased competition. The Company experienced an 1.1% increase in shipments of flat rolled products to 517,680 tons in the 1996 period from 511,760 tons in the 1995 period due primarily to the shorter reporting period.

      Cost of Goods Sold. Cost of goods sold, excluding depreciation, increased 8.5% to $194.9 million for the 1995 period from $179.7 million for the 1995 period. As a percentage of net sales, cost of goods sold, excluding depreciation, increased to 90.1% in the 1996 period from 77.2% in the 1995 period. This increase resulted from manufacturing delays caused by natural gas curtailments, and planned and unplanned outages, and was also influenced by higher raw material prices, natural gas prices, and higher wage rates. Depreciation costs increased to $8.2 million in the 1996 period from $7.7 million in the 1995 period, primarily due to an increase in the Company's fixed asset base in 1995.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $8.4 million, or 3.9% of sales, in the 1996 period from $8.8 million, or 3.8% of sales in the 1995 period. This was primarily due to a decrease in the corporate management fee in the 1996 period.

      Profit Sharing. Under terms of the Company's profit sharing plan, no profit sharing expense was accrued in the 1996 period with the exception of a small amount at it's subsidiary operation. This compares to $6.4 million in the 1995 period.

      Operating Profit. As a result of the changes in net sales, cost of goods sold and selling general and administrative expenses and profit sharing discussed above, operating profit decreased to $4.9 million, or 2.2% of net sales, in the 1996 period, from $30.0 million, or 12.9% of sales, in the 1995 period.

      Interest Expense. Interest expense, net of interest income, decreased to $11.6 million in the 1996 period from $12.4 million in the 1995 period. This was due higher capitalized interest associated with increased construction-in-progress balances.

    LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary capital requirements consist of capital expenditures and debt service. The Company incurs capital expenditures for the replacement of existing plant and equipment, compliance with environmental regulations, and the upgrading and improvement of manufacturing facilities. The Company's capital expenditures in the three months ended April 30, 1996 were $5.7 million compared to $6.0 million in the February 1 to April 20, 1995 period. For fiscal year 1996, the Company expects replacement and environmental capital expenditures to total approximately $6.0 million and expenditures relating to upgrading and improvement of facilities to total approximately $30 million.

      In connection with the Acquisition on April 21, 1995, $190 million in First Mortgage Notes were issued, upon which the Company will be required to make semi-annual cash interest payments of approximately $12.8 million ($25.7 annually). Although the Company will not be required to make principal payments on the First Mortgage Notes until maturity, in the event of Excess Cash Flow, as defined by the First Mortgage Note Indenture, the Company will be required to purchase First Mortgage Notes with 50% of such Excess Cash Flow.

      Also, in connection with the Acquisition, the Company entered into an agreement described as the Revolving Credit Facility, which provided the Company with a credit facility of $70 million, subject to a borrowing availability formula applied to eligible accounts receivable and inventory of the Company. The Revolving Credit Facility was available for working capital and other general corporate purposes upon the closing of the sale of assets, but was not drawn upon at that time. The Revolving Credit Facility will require the Company to maintain a ratio of EBITDA to Cash Interest of
    1.0 to 1.0 for the preceding twelve month period measured at the end of each of the Company's fiscal quarters and, under certain circumstances, to meet additional financial covenants. At April 30, 1996, approximately $6,150,000 was borrowed under the Revolving Credit Facility.

      Although the Company has no obligation with respect to the promissory notes issued by Holdings to Capital Resources Lenders II, L.P. in connection with the Acquisition ( the "Holdings Notes"), Holdings is required to make payments thereon in accordance with the respective terms thereof, for which the sole source of funds is expected to be dividend distributions or loans from the Company. The Holdings Notes require Holdings to cause the Company to pay dividends to Holdings to the maximum extent allowed under the terms of the Indenture and applicable law (until the Holdings Notes are repaid in full). No dividends are payable by the Company as of April 30, 1996. In addition, in connection with the Acquisition, Holdings issued a promissory note to the seller ( the "Seller Note"), for which the sole source of funds is also expected to be dividend distributions or loans from the Company. There have been no payments required or made on the Seller Note through April 30, 1996.

      The Company's net cash provided by operations was $ 3.5 million in the first six months of fiscal 1996, compared to $12.4 million in the period from November 1, 1994 to April 20, 1995.

      Effective April 1, 1996, the Company entered into a 54-month contract with the USWA (see Note 6 to the financial statements under Item 1 for additional information).

      The Company believes that future cash flows from operations, together with borrowings available under the Revolving Credit Facility, will provide the Company with sufficient liquidity and capital resources to conduct its future business activities (including its capital investments) and to meet its cash interest payment requirements.

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             ---------------------------------------------------

      A. The annual meeting of the stockholders of Gulf States Steel, Inc. of Alabama was held on March 11, 1996.

      B. Nine (9) members of the Board of Directors were unanimously elected to serve until the next annual meeting of the Company. The elected directors are as follows:

    Name                        Position
    ----                        --------
    John D. Lefler..............President and Chief Executive Officer, Director
    Robert W. Ackerman..........Director
    Dale S. Okonow..............Vice President, Secretary and Director
    Steven E. Karol.............Chairman of the Board, Director
    William S. Karol............Vice President and Director
    Howard H. Stevenson.........Director
    Ofer Nemirovsky.............Director
    Robert M. Wadsworth.........Director
    Alexander S. McGrath........Director

      C. The stockholders unanimously ratified the appointment of Ernst and Young, LLP as the Company's independent auditors for the year ending October 31, 1996.


    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBIT:
             Exhibit 27-Financial Data Schedule.

    (B) No reports on Form 8-K were filed by the Company during the three months ended April 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                    GULF STATES STEEL, INC. OF  ALABAMA
                                    -----------------------------------
                                               (registrant)


                                       By: /s/John D. Lefler
                                          -----------------------------
                                          John D. Lefler
                                          President & Chief Executive Officer
                                          (Principal Executive Officer)



    Dated:  June 12, 1996              By: /s/ Jack R. Collins
                                        ----------------------------------
                                          Jack R. Collins
                                          Senior Vice President
                                          & Chief Financial Officer
                                          (Chief  Accounting Officer)