Form 10-Q
period 1996-07-31
GULF STATES STEEL INC /AL/
filed 1996-09-12
CIK 945530

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-Q

    (Mark One)
        X   Quarterly report pursuant to Section 13 or 15 (d) of the
      -----
    Securities Act of 1934
    For the quarterly period ended July 31, 1996.
                                       OR
        Transition report pursuant to Section 13 or 15 (d) of the Securities Act
       -------------------------------------------------------------------------
    of 1934
    -------
    For the transition period from              to
                                  --------------  ------------
    Commission file number  33-92496
                            --------
                       GULF STATES STEEL, INC. OF ALABAMA
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

              Alabama                           63-114 1013
              -------                           -----------
    (State or other jurisdiction of
    incorporation or organization)  (I.R.S. Employer Identification No.)

        174 South 26th Street
          Gadsden, Alabama                         35904-1935
          ----------------                         ----------
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

                            Yes   X       No
                                 -----       -----

    Indicate the number of shares outstanding of each class of common stock, as of the latest practicable date:

     Common Stock $ .01 par value - 3,610,000 shares as of  August 31, 1996

                       GULF STATES STEEL, INC. OF ALABAMA

                                     INDEX

                                                                                   PAGE NR.
                                                                                  ---------
ITEM  1.    FINANCIAL STATEMENTS
            (UNAUDITED)

            STATEMENTS OF INCOME -
            FOR THE THREE MONTHS ENDED JULY 31, 1996  AND
             1995;  NINE MONTHS
            ENDED JULY 31, 1996; FOR THE PERIOD APRIL 21,
             1995 TO JULY 31, 1995;
            FOR THE PERIOD NOVEMBER 1, 1994 TO APRIL 20,
             1995 (PREDECESSOR)...........................                               1

            CONSOLIDATED BALANCE SHEETS -
            AS OF  JULY 31, 1996 AND OCTOBER 31, 1995.....                               2

            COMBINED STATEMENTS OF CASH FLOWS -
            FOR  NINE MONTHS ENDED  JULY 31, 1996;  FOR
             THE PERIOD  APRIL 21, 1995
            TO JULY 31, 1995 AND FOR PERIOD  FROM
             NOVEMBER 1, 1994 TO APRIL 20, 1995
            (PREDECESSOR).................................                               3

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (UNAUDITED)...................................                           4 - 6

ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                           7 - 10

PART  II   OTHER INFORMATION

ITEM 6.    EXHIBITS & REPORTS ON FORM 8-K                                               11


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
- -----------------------------------------

                       GULF STATES STEEL, INC. OF ALABAMA
                   COMBINED STATEMENTS OF INCOME (UNAUDITED)
                      (in thousands except per share data)

                                   ACTUAL          THREE MONTHS    NINE MONTHS ENDED           PERIOD                 PERIOD
                             THREE MONTHS ENDED        ENDED         JULY 31, 1996     APRIL 21, 1995 TO JULY     NOV. 1, 1994 TO
                                JULY 31, 1996      JULY 31, 1995                              31, 1995            APRIL 20, 1995

                                                                                                                     (PREDECESSOR)

Net sales                              $114,540         $125,477            $330,998                 $141,566             $232,618
Cost of goods sold,                     100,026          100,226             294,950                  112,144              180,367
 excluding depreciation
Effect of inventory                           -           13,195                   -                   13,195                    -
 write-up (Note 3)
Depreciation                              3,600            3,900              11,849                    4,338                8,683
Selling, general and                      3,379            4,033              11,750                    5,125               11,213
 administrative expenses
Profit sharing                               38            3,007                  76                    3,528                7,197
                                       --------         --------            --------                 --------             --------
Operating profit                          7,497            1,116              12,373                    3,236               25,158

Other (income) expense:
      Interest expense                    6,484            6,188              18,052                    6,787                5,234

       Interest income                  (    16)         (   152)           (     33)                  (  157)             (     4)
                                       --------         --------            --------                 --------             --------
                                          6,468            6,036              18,019                    6,630                5,230
                                       --------         --------            --------                 --------             --------

Income (loss) before                      1,029           (4,920)             (5,646)                  (3,394)              19,928
 income taxes
Provision (benefit) for                     296           (1,752)             (2,080)                  (1,231)               7,126
 income taxes                          --------         --------            --------                 --------             --------
Net income (loss)                      $    733         $ (3,168)           $ (3,566)                $ (2,163)            $ 12,802
                                       ========         ========            ========                 ========             ========

Net income (loss) per share                $.19            $(.88)             $(1.01)                   $(.60)

Common and common                         3,800            3,610               3,610                    3,610
 equivalent shares
 outstanding


                       GULF STATES STEEL, INC. OF ALABAMA
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

(UNAUDITED)
                                                                                        JULY 31, 1996         OCTOBER 31, 1995
                                                                                       ---------------       -----------------
                ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.....................................                                   $  1,351           $  1,897
  Accounts receivable, less allowance for doubtful accounts of
   $1,214 in 1996 and $1,500 in 1995                                                                 37,295             39,658
  Inventories...................................................                                     64,012             56,675
  Deferred income taxes.........................................                                          -              2,557
  Prepaid taxes and other.......................................                                      3,211                894
                                                                                                   --------            -------
     Total current assets.......................................                                    105,869            101,681

Property, plant and equipment, net..............................                                    183,473            176,913
Deferred charges, less accumulated amortization of $1,243 in
  1996 and $ 618 in 1995........................................                                      8,388              9,276
Deferred income taxes...........................................                                      2,784                  -
                                                                                                   --------           --------
     Total assets...............................................                                   $300,514           $287,870
                                                                                                   ========           ========

                 LIABILITIES  AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..............................................                                   $ 30,608           $ 35,570
  Accrued payroll and employee benefits.........................                                      5,501              4,746
  Accrued interest payable......................................                                      7,760              1,184
  Other accrued liabilities.....................................                                      9,232             13,567
  Income taxes payable..........................................                                         45              1,157
                                                                                                   --------           --------

     Total current liabilities..................................                                     53,146             56,224

Long-term debt..................................................                                    210,373            188,775
Deferred income taxes...........................................                                          -              2,310
Common stock warrants subject to put options........................                                  2,225              2,225

Stockholders' equity :
       Common Stock, par value $.01 per share;                                                    4,000,000
            shares authorized, 3,610,000 shares issued and outstanding                                   36                 36
       Additional paid-in capital...............................                                     39,050             39,050
       Notes receivable from officers...........................                                      (750)              (750)
       Accumulated  deficit.....................................                                     (3,566)                 -
                                                                                                   --------           --------
              Total stockholders' equity........................                                     34,770             38,336
                                                                                                   --------           --------

     Total liabilities and stockholders' equity.................                                   $300,514           $287.870
                                                                                                   ========           ========


                       GULF STATES STEEL, INC. OF ALABAMA
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                                              PERIOD                    PERIOD
                                          NINE MONTHS ENDED              APRIL 21, 1995 TO          NOVEMBER 1, 1994
                                          ------------------          -----------------------      TO APRIL 20, 1995
                                            JULY 31, 1996                 JULY 31, 1995            ------------------
                                          ------------------            ------------------             (PREDECESSOR)
OPERATING ACTIVITIES:

Net income (loss).......................      $ (3,566)                    $  (2,163)                      $ 12,802
Adjustments to reconcile net income
(loss) to net cash provided
(used) by operating activities:
Depreciation, including amounts
capitalized in inventories..............        11,849                         3,919                          8,994
Amortization............................         1,236                           419                            415
Deferred income taxes...................        (2,467)                            -                          1,824
Changes in operating assets and
liabilities:
Accounts receivable.....................         2,363                          (129)                         3,899
Inventories.............................        (7,337)                       (4,574)                         ( 871)
Effect of inventory write up............             -                        13,195
Prepaid assets and deferred charges.....        (2,317)                      (11,207)                        (1,547)
Accounts payable........................        (4,962)                       (1,060)                       (10,175)
Accrued payroll and employee benefits...           755                        (1,835)                         1,946
Accrued interest payable................         6,576                         7,154                            (33)
Other accrued liabilities...............        (4,335)                        1,275                          1,913
Income taxes prepaid and  payable.......        (1,182)                            -                         (6,790)
                                              --------                     ---------                       --------
Net cash provided  (used) by operations.        (3,387)                        4,994                         12,377

INVESTING ACTIVITIES:

Acquisition of predecessor company......             -                      (201,954)                             -
Building and equipment purchases........       (18,409)                       (7,990)                       (11,611)
                                              --------                     ---------                       --------
Net cash used in investing activities...       (18,409)                     (209,944)                       (11,611)

FINANCING ACTIVITIES:

Proceeds from first mortgage notes......             -                       190,000                              -
Capital contribution....................             -                        28,853                              -
Borrowings (payments) on long-term debt.         3,100                             -                        (18,839)
Net  borrowings on revolving credit             18,150                             -                         18,079
agreement...............................      --------                     ---------                       --------
Net cash provided (used)  by financing          21,250                       218,853                           (760)
activities..............................      --------                     ---------                       --------
Net increase (decrease) in cash and               (546)                       13,903                              6
cash equivalents........................
Cash and cash equivalents at beginning           1,897                             1                            179
of period...............................      --------                     ---------                       --------
Cash and cash equivalents at end of           $  1,351                       $13,904                       $    185
period..................................      ========                     =========                       ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year for:
Interest................................      $ 13,898                             -                       $  5,267
Income taxes............................             -                             -                         12,092


                       GULF STATES STEEL, INC. OF ALABAMA
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



    NOTE 1 - BASIS OF PRESENTATION

      The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Gulf States Steel, Inc. of Alabama and its wholly-owned subsidiary (the "Company") for the three month periods ended July 31, 1996 and 1995, the nine month period ended July 31, 1996 and the period April 21, 1995 to July 31, 1995. All material intercompany accounts and transactions have been eliminated. The accompanying predecessor financial statements present the combined financial position, results of operations and cash flows of Gulf States Steel, Inc. of Alabama and Affiliates for the period November 1, 1994 to April 20, 1995. (See Note 2.)

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period November 1, 1995 to July 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended October 31, 1996. For further information, refer to the consolidated financial statements of the Company and the notes thereto, included in the Company's Form 10- K for the year ended October 31, 1995.

    NOTE 2 - ACQUISITION

      On April 21, 1995, the Company (f/k/a Gulf States Steel Acquisition Corp.) completed the acquisition (the "Acquisition") of substantially all of the assets and certain liabilities of the Gadsden, Alabama facilities of Gulf States Steel, Inc. of Alabama (the "Predecessor"), and other affiliates of the Brenlin Group, a privately held investment company. A new company, GSS Holdings Corp. ("Holdings") holds 100 % of the stock of the Company.

      The following unaudited pro forma information presents the results of operations as though the aforementioned Acquisition, which occurred on April 21, 1995, had occurred as of the beginning of each of the periods presented below.


                                             PRO-FORMA
                     NINE MONTHS ENDED   NINE MONTHS ENDED
                        JULY 31,1996       JULY 31, 1995
                            (dollars in thousands)
Net sales                     $330,998            $374,184
Net income (loss)               (3,636)              9,215



NOTE  3 - INVENTORIES

Inventories are as follows:

                                 (UNAUDITED)
                               JULY 31, 1996               OCTOBER 31, 1995
                        ---------------------------    -------------------------
                                               (dollars in thousands)
Raw Materials and Supplies           $ 13,555                         $ 11,254

Work-In-Process                        19,707                           18,351

Finished Products                      30,750                           27,070
                                      -------                          -------

Total                                $ 64,012                         $ 56,675
                                      =======                          =======

    At the time of the Acquisition, the purchase price allocated to inventory resulted in a $ 13.2 million write-up from the Predecessor's historical cost. The $ 13.2 million write-up was expensed as a non-recurring cost as the inventory was sold during the period from April 21, 1995 to July 31, 1995.

    The Company's inventories are valued at the lower of cost, as determined by first-in first-out (FIFO) method, or market. The Predecessor's inventories were valued at lower of cost, as determined by last-in first-out (LIFO) method, or market.

    NOTE 4 - CONTINGENCIES

      The Company is subject to a broad range of federal, state and local environmental laws and regulations, including those governing discharges to the air and water, the handling and disposal of solid and/or hazardous wastes, and the remediation of contamination associated with releases of hazardous substances. The Company conducts continuous environmental compliance and monitoring programs and believes that it is currently in substantial compliance with all known material and applicable environmental regulations except as follows:

      During 1992, the Environmental Protection Agency asserted that a waste water ditch system on the Company's property should be remediated and closed. At October 31, 1994, the Company had remediated a portion of the ditch and believes that the most probable course of action for the remainder of the ditch will involve sampling soil and water and possibly removing some contaminated soil at a nominal cost. The less likely, but more expensive course of action would involve sampling soil and water, closing and securing the ditch with the possibility of some contaminated soil remaining in place, and monitoring for any migration of the contaminants. This remediation would cost $1.1 million for closure with post-closure monitoring costs over thirty years of $2.8 million. The Company also has agreed to a $1.1 million civil penalty, of which $300,000 can be offset by future capital expenditures, related to this issue. At July 31, 1996, the $800,000 penalty has been paid, however, the $300,000 of capital expenditures have not been approved by the EPA.

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

      The Company's expenditures for environmental capital projects aggregated $1.6 million for the quarter ended July 31, 1996, and $4.9 for the nine months ended July 31, 1996.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


  To facilitate a comparison of the Company's operations with the results of the Predecessor, the following discussion and analysis for the nine months ended July 31, 1996 and 1995 is based on a comparison of the company's historical statements of income to Predecessor's pro forma statements of income prepared under the assumption that the Acquisition of the Predecessor and related issuance of the First Mortgage Notes (the "Notes") occurred at the beginning of the period.

  The pro forma financial statements of income presented below are for discussion purposes only and should not be construed to be indicative of the Company's results of operations had the Acquisition of the Predecessor and issuance of the Notes been consummated on the date assumed and do not project the Company's results of operations for any future period.

  The pro forma financial statements of income differs from the historical financial statements of income of the Predecessor due to the following adjustments: (i) inventory is costed on a FIFO basis instead of LIFO (the basis used by the Predecessor); (ii) a change in depreciation expense resulting from the increased cost basis of Plant and Equipment resulting from the allocation of the purchase price of the Company; (iii) management fees are adjusted to reflect the provisions of the Company's management agreement; (iv) additional amortization expense related to debt issuance cost of the First Mortgage Notes less the reversal of certain Predecessor amortization expense; (v) additional net interest expense based on the Company's debt structure; (vi) the effect on profit sharing expense of the above adjustments; and (vii) the effect on tax expense of the above adjustments.

  Results of operations for an interim period are not necessarily indicative of results for the full year.


                                                                                                          PRO-FORMA
                                          THREE MONTHS ENDED   THREE MONTHS ENDED   NINE MONTHS ENDED    NINE MONTHS
                                             JULY 31, 1996        JULY 31, 1995       JULY 31, 1996         ENDED
                                                                                                        JULY 31, 1995
                                          ------------------   ------------------   -----------------   -------------
                                                                      (dollars in thousands)
Net sales..............................             $114,540             $125,477            $330,998        $374,184
Cost of goods sold, excluding                        100,026              100,226             294,950         291,817
 depreciation..........................
Effect of inventory                                        -               13,195                   -          13,195
 write-up..............................
Depreciation...........................                3,600                3,900              11,849          12,022
Selling, general and administrative                    3,379                4,033              11,750          13,962
 expenses..............................
Profit sharing.........................                   38                3,007                  76           9,907
                                                    --------             --------            --------        --------
Operating profit (loss)................                7,497                1,116              12,373          33,281

Other (income) expense:
       Interest expense................                6,484                6,188              18,052          19,205
       Interest income.................                 ( 16)                (152)            (    33)          ( 161)
                                                    --------             --------            --------        --------
                                                       6,468                6,036              18,019          19,044
                                                    --------             --------            --------        --------

Income (loss) before income taxes......                1,029               (4,920)           (  5,646)         14,237
Provision  (benefit) for income taxes..                  296               (1,752)           (  2,080)          5,022
                                                    --------             --------            --------        --------
Net income (loss)......................             $    733             $( 3,168)          $(  3,566)       $  9,215
                                                    ========             ========            ========        ========

   THREE MONTHS ENDED JULY 31, 1996 COMPARED TO THREE MONTHS ENDED JULY 31,
   1995

      Net Sales. Net sales decreased 8.7% to $114.5 million for the 1996 period from $125.5 million for the 1995 period. This is primarily the result of a 3.7 % decrease in sales volume on shipments of flat rolled products at 271,620 net tons in the 1996 period from 281,990 net tons in the 1995 period due primarily to a planned plate mill outage in the current period. In addition, total revenues decreased due to a $9 per ton decline in average selling prices to $419 in the 1996 period from $428 per ton in the 1995 period as a result of lower demand and increased competition.

      Cost of Goods Sold. Cost of goods sold, excluding depreciation,. as a percentage of net sales, increased to 87.3% in the 1996 period from 79.9% in the 1995 period. This increase resulted from the lower average selling
    price and cost increases.   Average manufacturing costs for flat rolled
    products increased to $365 per ton in the 1996 period from $332 in the 1995 period. This increase was primarily the result of higher raw material prices, natural gas prices and higher wage rates. Also, because of production shortfalls due to gas curtailments in the first two fiscal quarters, cast slabs were purchased in the third fiscal quarter at a cost penalty. Depreciation costs, at $3.6 million in the 1996 period were lower than the $ 3.9 million in the 1995 period due to revised estimates of project completions.

      Effect of Inventory Write-up At the time of the Acquisition, the purchase price allocated to inventory resulted in a $ 13.2 million write-up from the Predecessor's historical cost. The $ 13.2 million write-up was expensed as a non-recurring cost as the inventory was sold during the period from April 21, 1995 to July 31, 1995.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $3.4 million, or 3.0 % of sales, in the 1996 period from $4.0 million, or 3.2% of sales in the 1995 period. This was primarily due to reduced sales & use tax expense.

      Profit Sharing. Under terms of the Company's profit sharing plan, no profit sharing expense was accrued in the 1996 period with the exception of a small amount at it's subsidiary operation. This compares to $3.0 million in the 1995 period.

      Operating Profit. As a result of the changes in net sales, cost of goods sold, the effect of the inventory write-up, selling, general and administrative expenses, and profit sharing discussed above, operating profit increased to $7.5 million, or 6.5 % of net sales, in the 1996 period, from $1.1 million, or 0.9% of sales, in the 1995 period.

      Interest Expense. Interest expense, net of interest income, increased to $6.5 million in the 1996 period from $6.0 million in the 1995 period. This was due to the higher average balance of the revolving credit facility.


    NINE MONTHS ENDED JULY 31, 1996 COMPARED TO THE NINE MONTHS ENDED JULY 31, 1995.

      Net Sales. Net sales decreased 11.5% to $330.1 million for the 1996 period from $374.2 million for the 1995 period. The Company realized a decrease of $27 per ton in average selling price on flat rolled products to $414 per ton in the 1996 period from $441 per ton in the 1995 period. The reduced average selling price resulted from lower demand and increased competition. The Company experienced a 4.7% decrease in shipments of flat rolled products to 789,290 tons in the 1996 period from 828,560 tons in the 1995 period due primarily to production shortfalls during periods of gas curtailments and due to planned and unplanned facilities outages.

      Cost of Goods Sold. Cost of goods sold, excluding depreciation, increased 1.1% to $295.0 million for the 1996 period from $291.8 million for the 1995 period. As a percentage of net sales, cost of goods sold, excluding depreciation, increased to 89.1% in the 1996 period from 78.0% in the 1995 period. This increase resulted from manufacturing delays caused by natural gas curtailments, and planned and unplanned facilities outages, and was also influenced by higher raw material prices, natural gas prices, and higher wage rates. Depreciation costs decreased to $11.8 million in the 1996 period from $12.0 million in the 1995 period, primarily due to an revised estimates of project completions.

      Effect of Inventory Write-up   At the time of the Acquisition,  the
    purchase price allocated to inventory resulted in a $ 13.2 million write-up from the Predecessor's historical cost. The $ 13.2 million write-up was expensed as a non-recurring cost as the inventory was sold during the period from April 21, 1995 to July 31, 1995.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $11.8 million, or 3.5% of sales, in the 1996 period from $14.0 million, or 3.7 % of sales in the 1995 period. This was primarily due to a decrease in the corporate management fee and reduced sales and use tax expense in the 1996 period.

      Profit Sharing. Under terms of the Company's profit sharing plan, no profit sharing expense was accrued in the 1996 period with the exception of a small amount at it's subsidiary operation. This compares to $9.9 million in the 1995 period.

      Operating Profit. As a result of the changes in net sales, cost of goods sold, the effect of inventory write-up, selling, general and administrative expenses and profit sharing discussed above, operating profit decreased to $12.3 million, or 3.7% of net sales, in the 1996 period, from $33.3 million, or 8.9% of sales, in the 1995 period.

      Interest Expense. Interest expense, net of interest income, decreased to $18.0 million in the 1996 period from $19.0 million in the 1995 period. This was due to higher capitalized interest associated with increased construction-in-progress balances.

    LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary capital requirements consist of capital expenditures and debt service. The Company incurs capital expenditures for the replacement of existing plant and equipment, compliance with environmental regulations, and the upgrading and improvement of manufacturing facilities. The Company's capital expenditures in the three months ended July 31, 1996 were $6.0 million compared to $7.8 million in the three months ended July 31, 1995. For fiscal year 1996, the Company expects replacement and environmental capital expenditures to total approximately $6.9 million and expenditures relating to upgrading and improvement of facilities to total approximately $ 20.5 million.

      In connection with the Acquisition on April 21, 1995, $190 million in First Mortgage Notes were issued, upon which the Company will be required to make semi-annual cash interest payments of approximately $12.8 million ($25.7 annually). Although the Company will not be required to make principal payments on the First Mortgage Notes until maturity, in the event of Excess Cash Flow, as defined by the First Mortgage Note Indenture, the Company will be required to repurchase First Mortgage Notes with 50% of such Excess Cash Flow.

      Also, in connection with the Acquisition, the Company entered into an agreement described as the Revolving Credit Facility, which provided the Company with a credit facility of $70 million, subject to a borrowing availability formula applied to eligible accounts receivable and inventory of the Company and a requirement to maintain borrowing availability of not less than $ 10 million at all times. The Revolving Credit

    Facility was available for working capital and other general corporate purposes upon the closing of the sale of assets, but was not drawn upon at that time. The Revolving Credit Facility will require the Company to maintain a ratio of EBITDA to Cash Interest of 1.0 to 1.0 for the preceding twelve month period measured at the end of each of the Company's fiscal quarters and, under certain circumstances, to meet additional financial covenants. At July 31, 1996, approximately $19,150,000 was borrowed under the Revolving Credit Facility.

      Although the Company has no obligation with respect to the promissory notes issued by Holdings to Capital Resources Lenders II, L.P. in connection with the Acquisition ( the "Holdings Notes"), Holdings is required to make payments thereon in accordance with the respective terms thereof, for which the sole source of funds is expected to be dividend distributions or loans from the Company. The Holdings Notes require Holdings to cause the Company to pay dividends to Holdings to the maximum extent allowed under the terms of the Indenture and applicable law (until the Holdings Notes are repaid in full). No dividends are payable by the Company as of July 31, 1996. In addition, in connection with the Acquisition, Holdings issued a promissory note to the seller ( the "Seller Note"), for which the sole source of funds is also expected to be dividend distributions or loans from the Company. There have been no cash payments required or made on the Seller Note through July 31, 1996.

      The Company's net cash used by operations was $ 3.4 million in the first nine months of fiscal 1996, compared to $12.4 million provided in the period from November 1, 1994 to April 20, 1995, and the $ 5.0 million provided in the period from April 21, 1995 to July 31, 1995.

      Effective April 1, 1996, the Company entered into a 54-month contract with the USWA (see Note 6 to the financial statements under Item 1 for additional information).

      The Company believes that future cash flows from operations, together with borrowings available under the Revolving Credit Facility, will provide the Company with sufficient liquidity and capital resources to conduct its future business activities, including its capital investments, and to meet its cash interest payment requirements.

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (A) No Exhibits on Form 8-K were filed by the Company during the three months ended July 31, 1996.

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


                                    GULF STATES STEEL, INC. OF  ALABAMA
                                    -----------------------------------
                                               (registrant)


                                       By: /s/ John D. Lefler
                                           ------------------
                                           John D. Lefler
                                           President & Chief Executive Officer
                                           (Principal Executive Officer)



    Dated:  September  12, 1996        By: /s/ Jack R. Collins
                                           -------------------
                                           Jack R. Collins
                                           Senior Vice President &
                                           Chief Financial Officer
                                           (Chief Accounting Officer)