Form 10-K
period 1996-10-31
GULF STATES STEEL INC /AL/
filed 1997-01-23
CIK 945530

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

(Mark One)
  X  Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange
 ---
Act of 1934 For the Fiscal Year Ended October 31, 1996.

                                  OR

     Transition report pursuant to Section 13 or 15 (d) of the Securities
 ---
Exchange Act of 1934 For the transition period from              to
                                                    ------------    ------------
Commission file Number 33-92496
                       --------

                       GULF STATES STEEL, INC. OF ALABAMA
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

Alabama                                            63-114 1013
----------------------------------------           -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

174 South 26th Street
Gadsden, Alabama                                   35904-1935
----------------------------------------           -------------------
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

                               Yes   X     NO
                                   ------     ------

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K                [_]

At the date of this filing, there were 3,610,000 shares of $.01 par value common stock outstanding, all of which was owned by GSS Holding Corp. No voting stock is held by nonaffiliates nor traded on an established public trading market.

Documents incorporated by reference:
1) Schedule 14A - PROXY STATEMENT DATED JANUARY 24, 1997, incorporates by reference information required by Part III.

                  GULF STATES STEEL, INC. OF ALABAMA
                               FORM 10-K
                           TABLE OF CONTENTS

ITEM                                                         PAGE
----                                                         ----

                                PART I

1.  Business.................................................   1
2.  Properties...............................................   8
3.  Legal Proceedings........................................   8
4.  Submission of Matters to a Vote of Security Holders......   8

                                PART II

5.  Market for the Registrant's Common Equity and Related
     Stockholder Matters.....................................   8
6.  Selected Financial Data..................................   9
7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations.....................  10
8.  Financial Statements and Supplementary Data..............  15
9.  Changes In and Disagreements with Accountants on
     Accounting and Financial Disclosure.....................  40

                                PART III

10. Directors and Executive Officers of the Registrant.......  40
11. Executive Compensation...................................  40
12. Security Ownership of Certain Beneficial Owners
     and Management..........................................  40
13. Certain Relationships and Related Transactions...........  40

                                PART IV

14. Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K.............................................  40

FORWARD - LOOKING STATEMENTS
----------------------------

          This Annual Report on Form 10-K may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause results to differ materially from those described in the forward-looking statements. There can be no assurance that actual results or business conditions will not differ materially from those anticipated or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the size and timing of significant orders, as well as deferral of orders, over which the Company has little control; the variation in the Company's sales cycles from customer to customer; increased competition posed by other steel producers; changes in pricing policies by the Company and its competitors; the need to secure or build manufacturing capacity in order to meet demand for the Company's products; the Company's success in expanding its sales programs and its ability to gain increased market acceptance for its existing product lines; the ability to complete its capital investment program and successfully produce its products; the potential for significant quarterly variations in the mix of sales among the Company's products; the gain or loss of significant customers; shortages in the availability of raw materials from the Company's suppliers; fluctuations in price and availability of energy; the costs of environmental compliance and the impact of government regulations; the Company's relationship with its work force; the restrictive covenants and tests contained in the Company's debt instruments, which could limit the Company's operating and financial flexibility; and general economic conditions.


                                    PART I
                                    ------

ITEM 1.  BUSINESS
-------  --------

          The Company owns and operates a fully integrated steel mill in Gadsden, Alabama, which has been a leading producer of steel products in the Southern United States since its inception in 1904. The Company manufactures a wide range of hot-rolled, cold-rolled and galvanized steel sheet and plate products and has an annual finished steel production capacity of approximately
1.1 million tons. For the fiscal year ended October 31, 1996, the Company shipped approximately 340,000 tons of hot-rolled sheet, 170,000 tons of cold-rolled sheet, 141,000 tons of galvanized sheet, and 424,000 tons of plate products, resulting in sales of approximately $454.3 million, and operating profit per ton shipped of $22.

          During its over 90 years of service to the Southern market (consisting of the states of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas), the Company has developed a number of long-standing customer relationships by providing quality products and excellent customer service. The Company's relationships with many of its approximately 350 customers, the largest of which accounted for less than 10% of sales in fiscal 1996, span more than 25 years. Unlike large steel companies which often sell up to 20% of their output to a single national automotive or appliance customer, the Company sells its products to a much more diversified customer base. Representative end users of the Company's sheet products include manufacturers of commercial and residential building products, water heaters, lawn and garden equipment, liquid propane tanks, recreational equipment, furniture and culvert pipe. End users of the Company's plate products include manufacturers of storage tanks, ships, railway cars, highway and railroad bridges and other types of industrial and construction equipment.

          Pursuant to an asset purchase agreement dated January 13, 1995, the Company is the successor to the steelmaking business previously conducted by the following entities: Gulf States Steel, Inc. of Alabama, Alabama Structural Beams, Inc., DSC Equipment Associates, LTD, Will's Creek Associates and Villa II Associates, (collectively the "Predecessor" company). On April 21, 1995, the Company completed the acquisition of substantially all of the assets and certain liabilities of the Predecessor company (the "Acquisition").

          The Company's principal executive offices are located at 174 South 26th Street in Gadsden, Alabama and it's telephone number is (205) 543-6100.

MANUFACTURING PROCESS

          The Gadsden mill is a fully-integrated mill, i.e., the steel-making process begins with iron ore and ends with a finished or semi-finished steel product. To begin the process, the Company purchases iron ore pellets, limestone and coal. The coal is subsequently processed into metallurgical coke in the Company's multi-oven, oxygen-free coke batteries. Then, iron ore pellets and limestone are added to the coke and are smelted together in the Company's blast furnace resulting in the manufacture of molten iron. The molten iron is then placed into one of the Company's basic oxygen furnace ("BOF") vessels, together with steel scrap, where it is refined with oxygen to produce molten steel to the chemical specifications of a particular customer. In the ladle metallurgy facility ("LMF"), certain metallic alloys are added to the molten steel that impart their own particular metallurgical qualities. The molten steel is then poured into the continuous caster for casting into steel slabs or into ingot molds for rolling into steel slabs. The liquid steel not processed by the continuous caster is currently poured into ingot molds to produce steel ingots and then processed in a slabbing mill to produce steel slabs. The ingot casting and slabbing mill process is utilized primarily to maximize the efficient usage of the Company's liquid steel production capacity. The resulting product of both the continuous caster and the slabbing mill process is steel slabs. These slabs are then reheated and hot-rolled into coiled sheet products in the hot strip mill, or into flat plates in the plate mill. Coiled hot-rolled sheets may be further processed by a variety of finishing steps, which include cold rolling, annealing, temper rolling and galvanizing. Substantially all of the cold rolled and galvanized products are processed through the annealing and cold temper rolling finishing steps.

CUSTOMERS AND MARKETS

          The Company produces quality products in smaller volumes, narrower widths, and lighter gauges than its larger competitors. The Company believes that it is the largest supplier of steel plate and a major supplier of steel sheet products to steel service centers and original equipment manufacturers in the Southern market. The Company has developed a base of approximately 350 customers, the largest of which accounted for under 10% of total shipments in fiscal 1996. The Company's relationships with many of its customers span more than 25 years, and the Company believes that it is a primary supplier to the majority of its customers of the products it manufactures.

          Although competitive pricing is a key factor in all customers' purchasing decisions, the Company believes that many customers regard the Company as their preferred supplier due to the levels of service and quality the Company provides. Lower freight costs, short lead times, timely deliveries, close proximity to certain key markets and an understanding of local markets contribute to the Company's competitive strength and its reputation for service. As one of only five steel sheet producers and two steel plate producers in the Southern market, the Company believes that it enjoys a significant competitive advantage compared to its more distant competitors which typically must absorb between $15 and $25 per ton in extra freight costs in order to compete in the Southern market.

          The Company believes that the Southern market offers substantial long-term prospects for steel manufacturers due to its favorable growth characteristics. The populations of seven of the ten states in the Southern market are projected by the U.S. Bureau of the Census to grow by more than 10% for the decade ending in the year 1999, which would place each of them above the U.S. average. States in the Southern market also generally maintain a lower cost of living and lower tax burdens than the rest of the United States. The Company believes that all of these factors will serve to attract businesses and workers to the region, increase consumption and help to maintain the region's strong growth characteristics.

          Several major car manufacturers have recently opened automobile plants in the Southern market, while others are planning to do so. These include Nissan and General Motors in Tennessee, BMW in South Carolina and Mercedes-Benz in Alabama. Tennessee and Georgia now rank third and fifth, respectively, in terms of United States car production. Industry experts estimate that, on average, 1,750 pounds of steel are used in manufacturing an automobile.
Although the Company does not directly sell its products to automobile manufacturers, the automobile plants in the Southern market contribute dramatically to regional steel demand, including the steel products of original equipment manufacturers and other light industrial manufacturers which the Company supplies.

CAPITAL INVESTMENTS

          Since 1986, the Company has made significant capital expenditures to modernize facilities, increase manufacturing capacity, improve operating efficiencies, and maintain environmental compliance. The most important of these improvements were the installation of the single strand continuous caster and the LMF in 1990 and a major blast furnace upgrade and reline in 1989. These investments have allowed the Company to increase its production and shipping capacity from 864,000 tons in fiscal 1989 to 1,075,000 tons in fiscal 1996, and have been significant in terms of reducing manufacturing costs over this period.

          Management has identified several capital investment opportunities which it believes will allow the Company to further reduce production costs, increase production and shipping capacity, and improve product quality. The most significant investment opportunities include: (i) upgrading the hot strip mill by increasing horsepower and adding new automation to improve gauge control,
(ii) upgrading the pickle line, annealing process, and temper mill to increase production capability of cold-rolled sheet products and (iii) other projects including the upgrading of the plate mill to improve plate product quality and increase production capability. The Company estimates that the foregoing investments will cost in excess of $90 million and are scheduled to be completed by fiscal 1999. As a result of these investments, the Company believes it will be able to increase its annual production and shipping capacity, further reduce costs, enhance product quality and improve its product mix, and thereby increase profitability (assuming other factors remain constant).

RAW MATERIALS, ENERGY AND RELATED SERVICES

          The Company is an ore-based integrated steel producer that purchases its raw materials in the open market from multiple sources through competitively bid contracts.

Iron Ore. The Company uses iron ore pellets to produce the iron used in its steel-making operations. The Company currently obtains virtually all of its iron ore pellets from a Canadian supplier at or below prevailing world market prices. The Company is currently evaluating additional sources of iron ore to supplement its current supply. The pellets are shipped to Mobile, Alabama by seagoing vessels, where they are unloaded at the Alabama State Docks. The majority of the pellet inventory is held at this location until needed by the Company. The pellets are then loaded into dedicated unit trains and delivered to Gadsden by rail.

Coal. The Company's steel-making operations require a substantial amount of high and medium volatile metallurgical grade coal. Over the years, the Company has obtained its coal from several producers under negotiated annual supply contracts. The Company believes that it has realized significant savings by producing coke from coal in the Company's coke ovens as opposed to purchasing coke directly from suppliers.

Limestone. The Company uses limestone to produce molten iron in the blast furnace. The Company obtains its limestone, by truck, from three suppliers in Alabama pursuant to short-term supply contracts or in spot buys. As limestone is abundant in Alabama, the Company has not had, nor does it expect to have in the future, any availability problems.

Oxygen. The Company's steel operations consume large amounts of oxygen. The Company purchases its oxygen from an air separation plant located on the Company's premises (the "Oxygen Facility") that is owned and operated by the oxygen supplier. The Company's contract to purchase oxygen from the Oxygen Facility expires in December 1998. The Company has no reason to believe that this contract will not be renewed on substantially similar terms.

Scrap. The Company's basic oxygen furnace consumes up to 30% of its metallic charge in the form of scrap steel. Approximately 50% of that charge is recycled from the Company's internal operations. The remainder is purchased through dealers in the open market. While the growth of mini-mills has created pressures on the availability and cost of scrap, the Company foresees no difficulty in obtaining sufficient scrap to support its operations.

Energy. The Company purchases the majority of its electrical requirements from Alabama Power Company under an open-ended contract. This contract provides for price increases tied to the cost of fuels used by the utility to produce electricity, which must be approved by the Public Service Commission of Alabama. The Company co-generates approximately 10% of its electric power requirement. Historically, the Company has been adequately supplied with electricity and does not anticipate any curtailment in its operations resulting from energy shortages.

Natural gas, which the Company uses in its reheat operations, is purchased at spot prices at the wellhead in the Southwestern United States and is transported to the mill through local pipeline distribution networks pursuant to transmission contracts. Historically, the Company has been adequately supplied with natural gas and an adequate supply is expected to be available in the future. The winter of 1996 was unusually severe in the Southeast. As a result, the Company did incur natural gas curtailments as well as significant higher prices for natural gas than had been experienced historically. The combination of the curtailments and higher prices had a significant adverse impact on the Company's financial results. The Company believes these curtailments to be non-recurring. The Southwest region of the United States has substantial reserves of natural gas.

Transportation. Shipments of coal and iron ore pellets to the Gadsden mill are made by both the Norfolk Southern and CSX railroads. The Company owns and maintains railroad tracks on the Gadsden mill's property, on which such shipments arrive.

COMPETITION

     The Company competes with domestic and foreign steel producers on the basis of price, proximity to market, quality and service. The Company's competitors can be divided into four categories: (i) integrated steel mills located within the Southern market, (ii) integrated steel mills located outside the Southern market, (iii) mini-mills located in the Southern market and (iv) foreign steel mills. To a lesser extent, the Company also competes with mini-mills located outside the Southern market.

     The only other integrated mill in the Southern market is the Fairfield Works, U.S.S. Division on USX Corporation, located in Fairfield, Alabama ("USX-Fairfield"). This mill produces galvanized, cold-rolled and hot-rolled bands and tubular products. USX-Fairfield produces over two million tons of steel per year and specializes in wider galvanized and cold-rolled steel products than the Company. USX-Fairfield does not currently produce any steel plate products.

     Integrated steel mills located outside the Southern market are primarily Midwestern and Northern mills of the large domestic steel companies which are high volume producers of wide sheet products primarily targeted at the automotive and appliance industries. Only a small portion of the steel sheet produced by these Midwestern and Northern mills has the same gauge and width as the Company's sheet products. These mills compete in the Southern market to the extent that they can offer steel products at competitive prices. However, the Company believes that it enjoys a significant cost advantage relative to its Midwestern and

Northern competitors, which typically must absorb between $15 and $25 per ton in freight costs in order to compete in the Southern market. Furthermore, the Company believes that Southern customers prefer to purchase from local producers assuming equivalent pricing.

          The two mini-mills located in the Southern market, Nucor Corporation ("Nucor"), located in Hickman, AK and Tuscaloosa Steel Corp. ("Tuscaloosa") located in Tuscaloosa, AL generally do not compete directly with the Company. Nucor's Hickman mill produces approximately 1.4 million tons of hot-rolled sheet products per year. Whereas the Company produces hot-rolled sheet in gauges of
 .056 to .312 inches and with a maximum width of 48 inches, Nucor's Hickman mill produces primarily hot-rolled sheet in gauges of .071 to .625 inches and in widths of 48 to 61 inches. Nucor's Hickman mill does not currently produce any steel plate products or galvanized sheet products. Nucor is building a new mini-mill, nearing completion, in Berkeley County, South Carolina, with a proposed capacity of approximately 1.8 million tons of sheet products. The Company believes that this new mini-mill will have similar product range limitations as Nucor's Hickman mill.

          Tuscaloosa, owned by British Steel America Inc., has normally produced approximately 500,000 tons of hot-rolled sheet and plate products per year. The Company believes that its hot-rolled sheet and plate products are of higher quality than Tuscaloosa's products. As the rolling of both hot-rolled and plate products as well as conversion of stainless steel are performed on a single mill, Tuscaloosa is a relatively limited supplier. The Tuscaloosa mill does not currently produce any galvanized or cold-rolled sheet products. Tuscaloosa is ramping up a capital expenditure program designed to allow it to produce its own slabs and increase its annual production capacity by a minimum of 200,000 tons. This program will also allow Tuscaloosa to reduce costs and increase capacity, however, product scope and quality will not be substantially effected.

          A new mini-mill, to be known as Trico Steel Company ("Trico"), is under construction by a joint venture consisting of LTV, British Steel plc. and Sumitomo Metal Industries, Ltd. This mill, according to published reports, is due to start-up in the first half of 1997. Unlike the existing mini-mills located in the Southern market, Trico plans to install equipment capable of producing light-gauge hot-rolled products. The Trico mini-mill is expected to have an annual capacity of 2.2 million tons. The Company believes that this mini-mill will focus on a product mix that will include approximately 25% of that currently produced by the Company.

          Since purchased steel scrap represents only 15% of the Company's raw material, compared to 100% for its mini-mill competitors, the Company's blast furnace facility produces molten iron at a cost less than scrap, the Company enjoys a cost advantage over mini-mills at the liquid steel stage of each process. Management believes that, at current scrap steel price levels, the Company's current cost structure will be competitive with its mini-mill competitors in the Southern market.

          Historically, foreign steel producers were considerable competitors through their aggressive pricing policies. In general, the strength of foreign competition has abated due to a relatively weak dollar, strengthening world markets and domestic steel makers' threats of anti-competitive pricing suits against foreign steel makers. In addition, the Company's reduced cost structure and improved quality and service have further reduced foreign competitive pressures. Foreign steel producers currently provide commodity products such as hot bands and a limited range of plate products. Most of these products are routed to service centers.

          The Company differentiates itself from foreign steel makers by offering shorter lead times and a broader range of products. However, recent actions by steel producers in Russia, Ukraine, South Africa and China, have prompted the Company, with another domestic producer, to file anti-dumping actions with the International Trade Commission against those nations. Those actions charge that steel plate is unfairly being delivered to U.S ports at a price less than the cost to produce those products. On December 18, 1996, in a preliminary ruling, the International Trade Commission ruled in favor of the petitioners by an unanimous vote.

EMPLOYEES

          The Company's approximately 200 operating managers have considerable experience in the steel industry. Over half have more than 20 years of industry experience with most of the remaining managers ranging in experience from five to 20 years. The Company's 22 senior operating managers have an average of over 25 years of industry experience and an average of over 20 years at the Gadsden mill itself.

          As of October 31, 1996, the Company had approximately 1,940 employees. Since January 1991, the Company has reduced its workforce by approximately 350 employees. Substantially all of the Company's hourly employees and 45 salaried office and clerical employees are represented by the United Steel Workers of America (the "USWA"). In April 1993, the Company completed negotiation of a collective bargaining agreement with the USWA which expired on April 1, 1996. This collective bargaining agreement allowed the Company to reduce and redeploy its hourly workforce and established a "gain-sharing" program that permits employees to increase their compensation based upon productivity (as measured by man hours per ton). On April 1, 1996, the Company agreed upon a contract with the USWA which replaced the previous contract expiring on that date. The new contract is for a term of 54 months expiring on October 1, 2000. It includes wage increases, certain benefit increases including other post retirement benefits, changes to local work rules, language restricting the Company from participation in non-represented businesses and gives the USWA representation on the Company's strategic planning committee. Although the Company experienced a 1 1/2 day work stoppage in 1989, it has not experienced any work stoppages since, and the Company believes that it has satisfactory relationships with its union-represented employees and the USWA.

          The Company provides a defined contribution pension plan for its hourly employees and a 401(k) savings and investment plan for both hourly and salaried employees. The Company annually funds its obligations under the defined contribution and 401(k) plans. There are no other pension plans. In accordance with its collective bargaining agreement with the USWA, the Company's profit sharing obligations are based on earnings before taxes, extraordinary items and certain other defined adjustments. The Company is required to contribute each year to the profit sharing pool 16.5% of earnings to its hourly employees and 9.75% of earnings to its salaried employees. During fiscal 1996, the Company granted profit sharing to employees of its consolidated subsidiary, Alabama Structural Beams, Inc. Profit sharing payments were not required to be made in fiscal 1994 under the collective bargaining agreement. Profit sharing payment obligations for the year ended October 31, 1996 approximated $139,000 and for the year ended October 31, 1995 approximated $13,021,000. No payments were made in 1994 according to an agreement with the USWA.

ENVIRONMENTAL COMPLIANCE

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

          During 1992, the Environmental Protection Agency (EPA) asserted that a waste water ditch system on the Company's property should be remediated an closed. At October 31, 1994, the Predecessor had remediated a portion of the ditch and the Company believes that the most probable course of action for the remainder of the ditch will involve sampling soil and water and possibly removing some contaminated soil at a nominal cost. The less likely, but more expensive course of action would involve sampling soil and water, closing and securing the ditch with the possibility of some contaminated soil remaining in place, and monitoring for any migration of the contaminants. This remediation would cost $1.1 million for closure with post-closure monitoring costs over thirty years of $2.8 million. The Predecessor also agreed to a $1.1 million civil penalty, of which $300,000 was to be offset by future capital expenditures, related to this issue. At

October 31, 1996, the $800,000 penalty has been paid, however, the $300,000 of capital expenditures have not been approved by the EPA.

          The Company had been named a Potentially Responsible Party (PRP) at three hazardous waste sites. During the year 1996, two of these citations have passed the statute of limitations and the third was discharged through negotiations at a de minimis amount.

          The Predecessor settled with the Alabama Department of Environmental Management during 1994 for all outstanding air and water violations and the Company believes that its facility now operates, as a general matter, in substantial compliance with existing air emission regulations and its water discharge permit.

          The Company faces a potential enforcement action under the Clean Water Act. The U.S. Department of Justice notified the Company that it, at the request of the U.S. E.P.A., was prepared to take "appropriate enforcement action in federal court" against the Company for alleged violations of its water discharge permit, and invited the Company to discuss possible settlement prior to filing suit. The Clean Water Act provides for civil penalties of up to $ 25,000 per day for each violation. The company opened discussions with the Justice Department to attempt to settle these claims. Those discussions are in preliminary stages; however, the Justice Department stated it was not seeking any penalties for time periods prior to December 21, 1994, when the Company and the Alabama Attorney General entered into a state court Consent Decree for alleged water discharge exceedances. Since December 21,1994, there have been exceedances of certain of the permit limits, but the Company asserts that these have been sporadic and non-continuous, and the Company has been and continues to take remedial measures. At this time it is not possible to predict what level of civil penalties the Justice Department will seek for these exceedances, or when agreement will be reached with the Company. The Company has accrued $750,000 at October 31, 1996 for unresolved environmental matters.

          For the fiscal year ended October 31, 1996 and during the periods from April 21, 1995 to October 31, 1995 and from November 1, 1994 to April 20, 1995 and fiscal year 1994, capital expenditures for environmental projects were $ 6.4 million, $4.0 million, $2.9 million, $6.1 million respectively, and environmental compliance expenses were $5.8 million, $2.5 million, $3.1 million and $6.0 million, respectively. The Company currently estimates that expenditures for environmental capital projects in fiscal 1997 will be approximately $4.3 million.

          Though the Company believes that it has adequately provided for the cost of all known environmental conditions, the applicable agencies could insist upon different and possibly more costly remediative measures than those believed by the Company to be adequate or required by existing law. The Company expects that the resolution of these matters will not have a significant effect on the Company's financial position, results of operations, or liquidity.

ITEM 2.  PROPERTIES
-------  ----------

          The mill is located on approximately 800 acres in Gadsden, Alabama, which is approximately 120 miles West of Atlanta, Georgia and 60 miles northeast of Birmingham, Alabama. The mill comprises an aggregate of approximately 3.1 million square feet of floor space and primarily consists of two batteries of 65 coke ovens each, a blast furnace, two BOF vessels, the LMF, the continuous caster, a slabbing mill, a plate mill, a 54" hot strip mill, 54" and 58" temper mills, a 54" tandem mill, and galvanizing and pickle lines. The Company's current iron production capacity of 90,000 tons per month ("TPM") limits the Company's in-house slab production to 108,000 TPM, yielding an in-house capacity of 90,000 TPM of finished steel products. Since the finishing end of the Company's operation has a higher relative capacity (108,000 TPM) than the caster (90,000 TPM), the Company has from time-to-time purchased steel slabs in the open market at a higher cost than its internal production costs in order to increase product shipments.

          Although the Company will be required to make the significant capital expenditures discussed above, the Company believes that its facilities and equipment are well-maintained, in good operating condition and, in general, suitable for the Company's purposes and adequate for its present operations.


ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

          Other than the environmental proceedings described in Item 1 above, the Company is not a party to any significant pending legal proceedings other than litigation incidental to its normal business, including employee matters. The Company believes these proceedings will not have a significant effect on its financial position, results of operations or liquidity. The majority of such claims against the Company are ordinarily covered by insurance. There can be no assurance, however, that insurance will be available in the future at reasonable rates.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

          Not Applicable.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------  -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

          The Company's Common Stock, par value $.01 per share, is not traded on an established public trading market. As of the date of this filing, there was one stockholder of record, GSS Holding Corp. ("Holdings"). Holdings has issued Senior Subordinated Notes ("Notes") and, although the Company has no obligation with respect to these Notes, the sole source of funds for the repayment of these Notes are dividends from the Company. The Notes require Holdings to cause the Company to pay dividends to Holdings to the maximum extent allowed. No dividends were declared during fiscal 1996.

 ITEM 6.   SELECTED FINANCIAL DATA
---------  -----------------------
           (dollars in millions except per share and per ton data)


                                                     (Successor)                                (Predecessor)
                                          ----------------------------------  -------------------------------------------------
                                                             For the Period   For the Period
                                             Fiscal Year     April 21, 1995     November 1,      Fiscal Year Ended October 31,
                                                Ended        to October 31,       1994 to      --------------------------------
                                          October 31, 1996        1995        April 20, 1995      1994       1993       1992
                                          -----------------  ---------------  ---------------  ----------  ---------  ---------

INCOME STATEMENT DATA:
   Net sales                                        $454.3          $ 255.8           $232.6      $457.4     $361.6     $374.2
   Cost of goods sold, excluding
    depreciation                                     399.5            204.3            180.4       376.4      314.1      332.4
   Effect of inventory write-up                          -             13.2                -           -          -          -
   Depreciation                                       15.3              7.3              8.7        17.7       15.9       15.8
   Selling, general and administrative
    expenses                                          15.8             10.6             11.2        15.6       21.5       21.7
   Profit sharing(1)                                    .1              5.8              7.2           -          -          -
                                                    ------          --------          ------      ------     ------     ------
   Operating profit                                   23.5             14.6             25.1        47.7       10.1        4.3
   Net interest expense                               24.2             12.4              5.2        14.3       15.0       17.2
                                                    ------          --------          ------      ------     ------     ------
   Income (loss) before income taxes and
    cumulative effect of accounting change             (.7)             2.2             19.9        33.4       (4.9)     (12.9)
   Provision (benefit) for income taxes                (.3)             1.0              7.1        12.6       (0.8)      (7.2)
                                                    ------          --------          ------      ------     ------     ------
   Income (loss) before cumulative
    effect of accounting change(2)                  $  (.4)         $   1.2           $ 12.8      $ 20.8     $ (4.1)    $ (5.7)
                                                    ======          ========          ======      ======     ======     ======
   Net income (loss) per share                      $ (.10)          $  0.33
   Dividends paid and declared per share(3)                          $  1.87

BALANCE SHEET DATA:
   Total assets                                     $304.3          $ 287.9           $220.5      $217.4     $242.9     $223.6
   Long-term debt (including current portion)        211.5            188.8             96.1        96.9      128.6      134.0
   Stockholders' equity and partners' capital         38.0             38.3             58.6        45.8       25.3       23.9

OTHER DATA:
   EBITDA(4)                                        $ 40.6          $  21.9           $ 34.0      $ 66.1     $ 26.9     $ 20.7
   Capital expenditures                               25.6             16.8             11.6        16.9        7.0       17.3
   Ratio of earnings to fixed charges(5)                --              1.2x             4.5x        3.2x         -          -
   Net cash provided (used) by operations           $  5.7          $   5.8           $ 12.4      $ 50.1     $ (3.4)    $ 30.6
   Net cash  used in investing activities            (25.5)          (218.7)           (11.6)      (16.6)      (7.0)     (17.0)
   Net cash provided (used) by financing
    activities                                        22.3            214.8             (0.8)      (33.9)      10.3      (13.2)
OPERATING DATA:
   Total tons shipped (000s)                       1,075              602              512       1,059        928        973
   Average selling price per ton shipped(6)       $  417          $   420           $  448      $  421     $  385     $  381
   Average manufacturing cost per ton shipped(6)     365              331              338         343        332        336
   Operating profit per ton shipped(7)                22               46               49          45         11          4
   Average rated capacity utilization(8)              93.6%            98.7%            94.6%       95.9%      95.5%     101.6%

(1) Profit sharing payments are made quarterly, and total 26.25% of income before deduction for profit sharing and income tax expense. Profit sharing payments were not made in fiscal 1991, 1992 or 1993, which were loss years, and were not required in fiscal 1994 under the collective bargaining agreement. Profit sharing payment obligations resumed on November 1, 1994. Profit sharing expenses would have been $9.5 million for fiscal 1994 had payments been required.
(2) Excludes $11.8 million income tax expense which was recognized in 1992 as a cumulative effect of accounting change relating to the adoption of SFAS 109.
(3) Dividends are declared and paid to the extent allowed under our Indenture related to the First Mortgage Notes.
(4) EBITDA is defined as operating profit plus depreciation and amortization. The Company believes that EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements.
(5) Ratio of earnings to fixed charges is defined as income (loss) before income taxes and cumulative effect of accounting change plus amortization of debt issuance cost and interest expense divided by the sum of interest expense plus amortization of debt issuance costs. Earnings were insufficient to cover fixed charges in 1992, 1993 and 1996 by approximately $12.9 million, $4.9 million and $.4 million, respectively.
(6) Excludes sales of coke by-products and sales by affiliates (Predecessor) or subsidiary (Successor). Accordingly, average selling price and average manufacturing cost per ton shipped are based on sales of flat rolled products only.
(7) Excluding non-recurring effect of inventory write-up.
(8) Net tons of raw steel melted divided by the Company's estimated annual raw steel production capacity.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
      CONDITIONS AND RESULTS OF OPERATIONS
      ------------------------------------


      The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere in this Form 10-K.

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

      The pro forma financial statements of income differ from the historical financial statements of income of the Predecessor due to the following adjustments: (i) inventory is costed on a FIFO basis instead of LIFO (the basis used by the Predecessor); (ii) a non-recurring cost of $13.2 million due to the write-up in inventory from the Predecessor's historical cost to fair value;
(iii) a change in depreciation expense resulting from the increased cost basis of Plant and Equipment resulting from the allocation of the purchase price of the Company; (iv) management fees are adjusted to reflect the provisions of the Company's management agreement; (v) additional amortization expense related to debt issuance cost of the First Mortgage Notes less the reversal of certain Predecessor amortization expense; (vi) additional net interest expense based on the Company's debt structure; (vii) the effect on profit sharing expense of the above adjustments; and (viii) the effect on tax expense of the above adjustments.

      Results of operations for an interim period are not necessarily indicative of results for the full year.


                                                               PRO-FORMA        PRO-FORMA
                                              YEAR ENDED       YEAR ENDED       YEAR ENDED
                                               OCT. 31,          OCT. 31,         OCT. 31,
                                                 1996             1995             1994
                                              ----------       ----------       ----------
                                                         (dollars in thousands)

Net sales.....................................   $454.3          $488.4           $457.4
Cost of goods sold, excluding depreciation....    399.6           384.0            372.9
Effect of inventory write-up..................        -            13.2             13.2
Depreciation..................................     15.3            14.9             15.3
Selling, general and administrative expenses..     15.3            19.5             16.6
Profit sharing................................       .1            12.2                -
                                                 ------          ------           ------
Operating profit..............................     24.0            44.6             39.4

Other (income) expense:
  Interest expense............................     24.7            25.1             27.7
  Interest income.............................      (.1)            (.3)             (.3)
                                                 ------          ------           ------
                                                   24.6            24.8             27.4
                                                 ------          ------           ------

Income (loss) before income taxes.............      (.6)           19.8             12.0
Provision (benefit) for income taxes..........      (.2)            7.2              4.5
                                                 ------          ------           ------
Net income (loss).............................   $  (.4)         $ 12.6           $  7.5
                                                 ======          ======           ======


YEAR ENDED OCTOBER  31, 1996 COMPARED TO PROFORMA YEAR  ENDED  OCTOBER 31, 1995
-------------------------------------------------------------------------------

  NET SALES. Net sales decreased 7.0% to $454.3 million for the year 1996 from $488.4 million for the year 1995. This decrease is primarily caused by a decrease in selling prices for flat rolled steel. The Company's average selling price on flat rolled products was down 3.8% at $417 per ton in the 1996 period, from $433 per ton in the 1995 period due to reduced transaction prices. Volume was reduced due to several unplanned outages at the mill, primarily as a result of the severe winter experienced in the Southeast resulting in natural gas curtailments to the mill. Additionally, the Company had planned outages at the Hot Strip Mill and Plate Mill during fiscal 1996 which further reduced
production.   As a result, shipments fell 3.7% in flat rolled products to
1,074,910 tons in 1996 compared to  1,114,180 tons in  1995.

  COST OF GOODS SOLD. Cost of goods sold, excluding depreciation, increased 4.1% to $399.6 million for the year 1996 from $384.0 million for the year 1995. As a percentage of net sales, cost of goods sold, excluding depreciation, increased to 88.0% in 1996 from 78.6% in 1995. Approximately one-third of this increase resulted from the aforementioned planned and unplanned outages at the mill. Higher employment costs including the results of the new labor agreement with the USWA, natural gas prices, and raw material costs increased during fiscal 1996 resulting in average manufacturing costs for flat rolled products increasing to $365 per ton in 1996 from $335 in 1995. Depreciation costs on a pro forma basis were $15.3 million in 1996 and $ 14.9 million in 1995.

  EFFECT OF INVENTORY WRITE-UP. At the time of the Acquisition, the purchase price allocated to inventory resulted in a $13.2 million write-up from the Predecessor's historical cost. The $13.2 write-up was expensed as the inventory was sold during the period from April 21, 1995 to July 31, 1995. This was a non-recurring cost.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $15.3 million, or 3.4% of net sales in 1996, from $19.5 million, or 4.0% of net sales in 1995. This decrease was primarily due to lower sales and use tax expense of approximately $3.2 million. These reductions resulted from (1) The Companys being awarded "Enterprise Zone" status by the State of Alabama thereby eliminating state sales and use taxes to the Company (2) Recovery of prior periods overpayments and (3) Reduced liabilities to city and county taxing authorities.

  PROFIT SHARING.   Profit sharing amounted to $.1 million in 1996 compared to $
12.2 million in  1995 .   This amount was paid to employees of the Company's
consolidated subsidiary, Alabama Structural Beams, Inc. which was not covered by a profit sharing plan in 1995. No other profit sharing payments were required due to the consolidated net loss of the Company.

  OPERATING PROFIT. As a result of the changes in net sales, cost of goods sold, effect of inventory write-up, selling general and administrative expenses, and profit sharing discussed above, operating profit decreased to $24.0 million, or 5.3% of net sales, in 1996, from $44.6 million, or 9.1% of net sales, in 1995.

  Excluding the effect of the above mentioned inventory write-up on a pro-forma basis, operating profit would have been $57.6 million or 11.8% of net sales the 1995 period.

  INTEREST EXPENSE.   Interest expense, net of interest income, decreased to
$24.6 million in the 1996 period from $24.8 million in the 1995 period. This was due to an increase in capitalized interest in 1996.

PRO FORMA FISCAL YEAR ENDED OCTOBER 31, 1995 COMPARED TO PRO FORMA FISCAL YEAR ENDED OCTOBER 31, 1994

  NET SALES. Net sales increased 6.8% to $488.4 million for fiscal year 1995 from $457.4 million for fiscal year 1994. This increase is primarily caused by a 5.2% increase in shipments of flat rolled products to 1,114,180 tons in the 1995 period compared to 1,058,800 in the 1994 period. The increase in volume was primarily due to the significant growth in export hot band shipments in the 1995 period. The Company's average selling price on flat rolled products increased 2.9% to $433 per ton in the 1995 period from $421 per ton in the 1994 period. The increase in average selling price resulted form improved transaction prices and improved product mix during the first half of fiscal 1995 on domestic steel shipments partially offset by the lower price of commodity export products.

  COST OF GOODS SOLD. Cost of goods sold, excluding depreciation, increased 3.0% to $384.0 million for fiscal year 1995 from $372.9 million for fiscal year 1994. As a percentage of net sales, costs of goods sold, excluding depreciation, decreased to 78.6% in fiscal 1995 from 81.5% in fiscal 1994. This decrease resulted from the improved operating performance and lower average costs. Average manufacturing costs for flat rolled products decreased to $332 per ton in fiscal 1995 from $343 in fiscal 1994 as a result of absorbing the Company's fixed costs over a higher volume of shipments in 1995. Depreciation costs were $14.9 million in fiscal 1995 and $15.3 million in fiscal 1994.

  EFFECT OF INVENTORY WRITE-UP. At the time of the Acquisition, the purchase price allocated to inventory resulted in a $13.2 million write-up from the Predecessor's historical cost. The $13.2 write-up was expensed as the inventory was sold during the period from April 21, 1995 to July 31, 1995. This is a non-recurring cost.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $19.5 million, or 4.0% of net sales in fiscal 1995, from $16.6 million, or 3.6% of net sales in fiscal 1994 due to higher salary expense, legal fees and reduced sales of scrap and miscellaneous items.

  PROFIT SHARING. Profit sharing which the Company resumed on November 1, 1994 was $12.2 million in fiscal 1995. No profit sharing payments were made in fiscal 1994 to hourly workers under the terms of the Company's collective bargaining agreement with the USWA, and the salaried work force payment was suspended by management policy.

  OPERATING PROFIT. As a result of the changes in net sales, cost of goods sold, effect of inventory write-up, selling general and administrative expenses, and profit sharing discussed above, operating profit increased to $44.6 million, or 9.1% of net sales, in fiscal 1995, from $39.4 million, or 8.6% of net sales, in fiscal 1994. Excluding the effect of the above mentioned inventory write-up on a pro-forma basis, operating profit would have been $57.8 million, or 11.8% of net sales in fiscal 1995 and $52.6 million, or 11.5% of net sales in fiscal 1994.

  INTEREST EXPENSE. Interest expense, net of interest income decreased to $24.8 million in 1995 period from $27.4 million in 1994. The decrease was due to a reduction of the Predecessor's trade notes payable, assumed in the Acquisition, in fiscal 1995 from the fiscal 1994 balance.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary capital requirements consist of capital expenditures and debt service. The company incurs capital expenditures for the replacement of existing plant and equipment, compliance with environmental regulations, and the upgrading and improvement of manufacturing facilities. The Company's capital expenditures in the year ended October 31, 1996 period were $25.5 million compared to $28.4 million in the year ended October 31, 1995. For the fiscal year of 1996, excluding capitalized interest the Company incurred replacement and environmental capital expenditures totaling $9.2 million and expenditures relating to upgrading and improvement of facilities totaling $14.6 million.

  In connection with the acquisition on April 20, 1995, $190 million in First Mortgage Notes were issued, upon which the Company will be required to make semi-annual cash interest payments of approximately $12.8 million ($25.7 annually) on the first mortgage notes. Although the Company will not be required to make principal payments on the First Mortgage Notes until maturity, in the event of Excess Cash Flow, as defined by the first Mortgage Note Indenture, the Company will be required to purchase First Mortgage Notes with 50% of such Excess Cash Flow.

  Also, in connection with the Acquisition on April 20, 1995, the Company entered into an agreement described as the Revolving Credit Facility which provided the Company with a credit facility of $70 million, subject to a borrowing availability formula applied to eligible accounts receivable and inventory of the Company and a requirement to maintain borrowing availability of not less than $10 million at all times. The Revolving Credit Facility was available for working capital and other general corporate purposes upon the closing of the sale of assets but was not drawn upon at that time. The Revolving Credit Facility will require the Company to maintain a ratio of EBITDA to Cash Interest of 1.0 to 1.0 for the preceding twelve month period measured at the end of each of the Company's fiscal quarters and under certain circumstances to meet additional financial covenants. At October 31, 1996, approximately $20,100,000 was borrowed under the Revolving Credit Facility.

  Although the Company has no obligation with respect to the Holdings Notes, the Seller Note or Holdings Preferred Stock, Holdings is required to make payments thereon in accordance with the respective terms thereof, for which the sole source of funds is expected to be dividend distributions or loans from the Company. The Holdings Notes require Holdings to cause the Company to pay dividends to Holdings to the maximum extent allowed under the terms of the Indenture and applicable law (until the Holdings Notes are repaid in full). Accordingly, on October 31, 1995, the company recorded a liability to pay a dividend to holdings in the amount of $1.749 million, which was paid in December 1995. At October 31, 1996, no dividends were payable to Holdings.

  The Company believes that future cash flows from operations, together with borrowings available under the Revolving Credit facility, will provide the Company with sufficient liquidity and capital resources to conduct its future business activities (including its capital investments) and to meet its cash interest payment requirements.

  The leveraged position of the Company and the restrictive covenants contained in the Indenture related to the First Mortgage Notes and Revolving Credit Facility could significantly limit the Company's ability to withstand competitive pressures or adverse economic conditions.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------     -------------------------------------------



                       GULF STATES STEEL, INC. OF ALABAMA

                       CONSOLIDATED FINANCIAL STATEMENTS

                          Year Ended October 31, 1996,
                periods from April 21, 1995 to October 31, 1995
                  and from November 1, 1994 to April 20, 1995
                        and years ended October 31, 1994

                      with Report of Independent Auditors



                                   CONTENTS

  Report of Independent Auditors...................................  16

  Audited Consolidated Financial Statements

  Balance Sheets
    Consolidated as of October 31, 1996 and 1995...................  17
  Statement of Income
  Consolidated for the year ended October 31, 1996 and from
    April 21, 1995 to October 31, 1995 (Successor)
    and combined for the period November 1, 1994 to April 20, 1995 and the year ended October 31, 1994(Predecessor)...............  18
  Statements of Cash Flows
  Consolidated for the year ended October 31, 1996 and for the period April 21, 1995 to October 31, 1995 (Successor)
    and combined for the period November 1, 1994 to April 20, 1995 and the years ended October 31, 1994 (Predecessor).............  19
  Notes to Financial Statements....................................  21

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholder
Gulf States Steel, Inc. of Alabama


We have audited the accompanying consolidated balance sheets of Gulf States Steel, Inc. of Alabama (Successor) as of October 31, 1996 and 1995, and the related consolidated statements of income and cash flows for the year ended October 31, 1996 and for the period April 21, 1995 to October 31, 1995, and the combined statements of income and cash flows of Gulf States Steel, Inc. of Alabama (Predecessor) for the period November 1, 1994 to April 20, 1995 and for the year ended October 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gulf States Steel, Inc. of Alabama (Successor) at October 31, 1996 and 1995, and the related consolidated results of its operations and its cash flows for the year ended October 31, 1996 and for the period April 21, 1995 to October 31, 1995, and the combined statements of income and cash flows of Gulf States Steel, Inc. of Alabama (Predecessor) for the period November 1, 1994 to April 20, 1995 and for the year ended October 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Birmingham, Alabama                               Ernst & Young LLP
November 15, 1996

                      Gulf States Steel, Inc. of Alabama

                                Balance Sheets
                            (dollars in thousands)


                                               OCTOBER 31,
                                             1996        1995
                                          --------------------
ASSETS
Current assets:
  Cash and cash equivalents               $  4,458    $  1,897
  Accounts receivable, less allowance
   for doubtful accounts of $1,050 in
   1996 and $1,509 in 1995                  40,788      39,658
  Inventories                               58,383      56,675
  Deferred income taxes                      2,850       2,557
  Prepaids and other current assets          2,873         894
                                          --------    --------
Total current assets                       109,352     101,681
Property, plant and equipment, net         186,893     176,913
Deferred charges, less accumulated
  amortization of $1,864 in 1996 and
  $618 in 1995                               8,079       9,276
                                          --------    --------
Total assets                              $304,324    $287,870
                                          ========    ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                        $ 34,878    $ 35,570
  Accrued payroll and employee benefits      5,713       4,746
  Accrued interest payable                   1,270       1,184
  Accrued workers compensation               3,358       2,704
  Accrued gain sharing                       2,966       3,027
  Other accrued liabilities                  2,841       7,836
  Income taxes payable                         156       1,157
  Current portion of long-term debt            643           -
                                          --------    --------
Total current liabilities                   51,825      56,224

Long-term debt                             210,839     188,775
Deferred income taxes                        1,469       2,310
Common stock warrants subject to put
  options                                    2,225       2,225
Stockholder's equity:
  Common stock, par value $.01 per share;
   4,000,000 shares authorized, 3,610,000
   shares issued and outstanding               36          36
  Additional paid-in capital               39,050      39,050
  Notes receivable from officers             (750)       (750)
  Accumulated deficit                        (370)          -
                                          --------    --------
Total stockholder's equity                  37,966      38,336
                                          --------    --------
Total liabilities and  stockholder's
  equity                                  $304,324    $287,870
                                          ========    ========

See accompanying notes.

                      Gulf States Steel, Inc. of Alabama

                             Statements of Income
                            (dollars in thousands)



                                                  PERIOD FROM                     PERIOD FROM
                              YEAR ENDED       APRIL 21, 1995 TO                   NOVEMBER 1,         YEAR ENDED
                             OCTOBER 31,          OCTOBER 31,                   1994 TO APRIL 20,      OCTOBER 31,
                                 1996                 1995                            1995                1994
                              ----------------------------------                -----------------------------------
                                          (SUCCESSOR)                                     (Predecessor)
Net sales                     $  454,283              $  255,821                  $232,618              $457,379

Cost of goods sold,
 excluding depreciation          399,547                 204,341                   180,367               376,423
Effect of  inventory
 write-up                              -                  13,195                         -                     -
Depreciation                      15,345                   7,261                     8,683                17,712
Selling, general and
 administrative expenses          15,249                  10,639                    11,213                15,520
Profit sharing                       139                   5,824                     7,197                     -
                              ----------------------------------                --------------------------------
Operating profit                  24,003                  14,561                    25,158                47,724
Other (income) expense:
 Interest expense                 24,685                  12,668                     5,234                14,664
 Interest income                     (42)                   (262)                       (4)                 (315)
                              ----------------------------------                --------------------------------
                                  24,643                  12,406                     5,230                14,349
                              ----------------------------------                --------------------------------
Income (loss) before
 income taxes                       (640)                  2,155                    19,928                33,375


Provision (benefit) for
 income taxes                       (270)                    910                     7,126                12,583
Net income (loss)             $     (370)             $    1,245                  $ 12,802              $ 20,792
                              ==================================                ================================

Net income (loss) per share         (.10)                    .33
                              ==================================
Weighted average common and
 common equivalent shares
 outstanding                   3,610,000               3,799,838
                              ==================================

See accompanying notes.

                      Gulf States Steel, Inc. of Alabama

                           Statements of Cash Flows
                            (dollars in thousands)



                                                         PERIOD FROM                 PERIOD FROM
                                      YEAR  ENDED     APRIL 21, 1995 TO              NOVEMBER 1,           YEAR  ENDED
                                      OCTOBER 31,        OCTOBER 31,               1994 TO APRIL 20,       OCTOBER 31,
                                         1996              1995                        1995                   1994
                                      ---------------------------------            ------------------------------------
                                                  (SUCCESSOR)                                (Predecessor)
OPERATING ACTIVITIES:
Net income (loss)                       $   (370)            $   1,245               $ 12,802             $ 20,792
Adjustments to reconcile net
 income (loss) to net cash
 provided by operating activities:
   Depreciation,
    including amounts capitalized in
    inventories                           15,485                 6,870                  8,994               17,630
   Amortization                            1,663                   618                    415                  706
   Deferred income taxes                  (1,134)                 (247)                 1,824                4,790
Changes in operating assets
   and liabilities:
   Accounts receivable                    (1,130)               (4,218)                 3,899               (4,551)
     Inventories                          (1,708)                 (497)                  (871)              20,494
     Effect of inventory write-up              -                13,195                      -                    -
     Income taxes refundable and
      prepaid                                  -                     -                      -                5,928
   Prepaids and other current assets      (1,979)                  284                      -                    -
   Deferred charges                          (49)               (9,894)                (1,547)                (180)
   Accounts payable                         (692)               (2,174)               (10,175)             (10,202)
   Accrued payroll and employee benefits     967                (1,628)                 1,946                  272
   Accrued interest payable                   86                 1,184                    (33)                (213)
   Other accrued liabilities              (4,402)                  (93)                 1,913               (1,924)
   Income taxes payable                   (1,001)                1,157                 (6,790)              (3,432)
                                        ------------------------------               -----------------------------
   Net cash provided by operations         5,736                 5,802                 12,377               50,110
INVESTING ACTIVITIES:
   Acquisition of Predecessor
    company                                    -              (201,954)                     -                    -
   Building and equipment purchases      (25,535)              (16,792)               (11,611)             (16,856)
   Proceeds from disposal
    of equipment                              70                     -                      -                  255
                                        ------------------------------               -----------------------------
   Net cash used in investing
    activities                           (25,465)             (218,746)               (11,611)             (16,601)


                       Gulf States Steel, Inc. of Alabama

                             (dollars in thousands)

                                                        PERIOD FROM                 PERIOD FROM
                                     YEAR  ENDED     APRIL 21, 1995 TO              NOVEMBER 1,           YEAR  ENDED
                                     OCTOBER 31,        OCTOBER 31,               1994 TO APRIL 20,       OCTOBER 31,
                                        1996              1995                        1995                   1994
                                     ---------------------------------            -----------------------------------
                                                 (SUCCESSOR)                              (Predecessor)
 FINANCING ACTIVITIES:
 Proceeds from first mortgage notes    $     -            $190,000                 $        -             $        -
 Proceeds from long-term debt            3,525                   -                          -                      -
 Payments of long-term debt               (329)                  -                    (18,839)               (27,127)
 Net borrowings (payments) on
  revolving credit agreement            19,094               1,000                     18,079                 (6,564)
 Payment of dividends                        -              (5,013)                         -                      -
 Distribution to partners                    -                   -                          -                   (218)
 Capital contribution                        -              28,853                          -                      -
 Net cash provided (used)
  by financing activities               22,290             214,840                       (760)               (33,909)
                                     ---------------------------------             ----------------------------------

 Net increase (decrease) in
  cash and cash equivalents              2,561               1,896                          6                   (400)
 Cash and cash equivalents
  at beginning of period                 1,897                   1                        179                    579
 Cash and cash equivalents at
  end of period                        $ 4,458            $  1,897                   $    185               $    179
                                     =================================             ==================================

 SUPPLEMENTAL CASH FLOW
  INFORMATION:
 Cash paid during the period for:
  Interest                             $26,817            $ 12,511                   $  5,267               $ 14,609
  Income taxes                           1,865                   -                     12,092                 11,225
 SUPPLEMENTAL SCHEDULE OF
  NON-CASH OPERATING AND
  FINANCING ACTIVITIES:
 Transfer from accounts
  payable to notes payable            $     -            $      -                   $      -               $  1,956
 Dividends declared and payable             -               1,749                          -                      -

See accompanying notes.

                      Gulf States Steel, Inc. of Alabama

                         Notes to Financial Statements

                               October 31, 1996

1. SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY

The Company owns and operates a fully integrated steel mill in Gadsden, Alabama, which has been a leading producer of steel products in the Southern United States since its inception in 1904. Approximately 80% of the Company's employees are covered under a contract with the United Steelworkers of America ( the "USWA") which expires on October 1, 2000.

The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Gulf States Steel, Inc. of Alabama (GSS) and its wholly-owned subsidiary, Alabama Structural Beams, Inc.
(ASB) (collectively the Company or Successor) since the Acquisition (see Note 2) on April 21, 1995. GSS is a wholly-owned subsidiary of GSS Holding Corp. (Holding), a Delaware corporation, which is controlled by Watermill Ventures, Ltd. The accompanying Predecessor financial statements present the combined financial position, results of operations and cash flows of GSS, ASB, DSC Equipment Associates, LTD. (DSC), Will's Creek Associates (WCA) and Villa II Associates (VA).

All material intercompany accounts and transactions have been eliminated.

CASH EQUIVALENTS

Investments with maturities of three months or less at the time of purchase are considered to be cash equivalents.

INCOME TAXES

The Company (GSS and ASB) is included in the consolidated federal income tax return of its parent. Under terms of a federal tax sharing agreement with its parent, federal income tax expense is allocated to GSS and ASB on a separate return basis.

INVENTORIES

The Company's inventories are valued at the lower of cost, as determined by the first-in, first-out (FIFO) method, or market. The Predecessor's inventories were valued at the lower of cost, as determined by the last-in, first-out (LIFO) method, or market.

                      Gulf States Steel, Inc. of Alabama

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment for the Predecessor is stated at Acquisition cost and for the Company at an amount which represents the remaining portion of the purchase price after allocation of fair value to other acquired current assets and assumed liabilities and which is not in excess of the fair value. Depreciation is computed using the straight-line method over estimated useful lives of 3 to 12 years.

DEFERRED CHARGES

The Company's deferred charges include debt issuance costs which are expected to benefit future periods and are being amortized over eight years. The Predecessor's deferred charges included organization, preoperating and prepaid lease costs which were expected to benefit future periods and were being amortized over five years. Financing costs for the Predecessor's restructured senior secured notes were also being amortized over five years.

EARNINGS PER SHARE

Earnings per share is based upon the weighted average number of common shares outstanding and the dilutive common equivalent shares. The Company has outstanding common stock warrants subject to put options to purchase 190,000 shares of common stock. The warrants are considered common equivalent shares and if dilutive, are included in the average shares outstanding using the treasury stock method. Earnings per share data for the Predecessor for the periods prior to the Acquisition has been omitted because its capital structure is not comparable to that of the Company.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

                      Gulf States Steel, Inc. of Alabama

2. ACQUISITION

On April 21, 1995, the Company, (f/k/a Gulf States Steel Acquisition Corp.) completed an Acquisition of substantially all of the assets and certain liabilities of the Gadsden, Alabama facilities of Gulf States Steel, Inc. of Alabama and other affiliates, collectively referred to as the Predecessor (the Acquisition). Funds for the Acquisition were obtained from the net proceeds of the sale of 190,000 units, each consisting of a $1,000 face amount of 13 1/2% First Mortgage Note and a Warrant to purchase one share of common stock, and a capital contribution from Holding to the Company of $28.9 million in cash and a $15 million note issued by Holding to the seller.

The Acquisition was accounted for using the purchase method of accounting and is included in the Company's financial statements from the date of the Acquisition. In connection with the Acquisition of the Predecessor for approximately $202 million cash (including direct Acquisition expenses) plus a note of $15 million, the Company acquired assets with a fair value of $273 million and assumed liabilities of $56 million.

During December 1996, the Company agreed to pay the seller $1 million in settlement of certain liabilities related to the purchase of the Company. This settlement was less than the estimated liability recorded in connection with the acquisition and resulted in a gain of $893,000 which is reflected in the results of operations for the year ended October 31, 1996.

The following unaudited pro forma information presents the results of operations as though the aforementioned Acquisition, which occurred on April 21, 1995, had occurred as of the beginning of each of the periods presented below (dollars in thousands):

                          PERIOD FROM
                       NOVEMBER 1, 1994             YEAR ENDED
                      TO APRIL 20, 1995          OCTOBER 31, 1994
                      -------------------------------------------
                                    (PREDECESSOR)

Net sales             $232,618                     $457,379
Net income              11,378                       15,702


                      Gulf States Steel, Inc. of Alabama

3. INVENTORIES

Inventories consist of the following (dollars in thousands):

                                              OCTOBER 31,
                                            1996      1995
                                         --------------------

Raw materials                            $  16,920  $  11,254
Work-in-process                             11,803     18,351
Finished goods                              29,660     27,070
                                         --------------------
                                         $  58,383  $  56,675
                                         ====================

At the time of the Acquisition, the purchase price allocated to inventories resulted in a $13.2 million write-up from the Predecessor's historical cost. The $13.2 write-up was expensed as the inventories were sold during the period from April 21, 1995 to July 31, 1995. This is a non-recurring cost.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (dollars in thousands):

                                              OCTOBER 31,
                                           1996        1995
                                         --------------------

Land                                     $  1,268    $  1,268
Buildings                                   6,055       6,047
Machinery and equipment                   186,943     157,112
Construction in progress                   14,982      19,356
                                         --------------------

                                          209,248     183,783
Accumulated depreciation                  (22,355)     (6,870)
                                         --------------------
                                         $186,893    $176,913
                                         ====================


                      Gulf States Steel, Inc. of Alabama

5. LONG-TERM DEBT

Long-term debt of the Company consists of the following (dollars in thousands):

                                             OCTOBER 31,
                                          1996        1995
                                        ---------------------

Revolving credit facility               $  20,094   $   1,000
First mortgage notes                      188,192     187,775
Equipment notes                             3,196           -

                                          211,482     188,775
Less current portion                         (643)          -
                                        =====================
                                        $ 210,839   $ 188,775
                                        =====================

Revolving Credit Facility

The Company has a $70 million revolving credit facility with two banks which expires on April 21, 2000. Available borrowings are subject to limits based on eligible accounts receivable and inventories, less outstanding letters of credit. The Company has committed to maintain a minimum availability at all times of $10 million. Borrowings under the facility bear interest, at the Company's option, at either the bank's Eurodollar rate plus an applicable margin, which is initially 3.25%, or the prime rate plus 1%. The interest rate in effect at October 31, 1996 was 8.73%. Obligations under the revolving credit facility are secured by inventories and accounts receivable. Under the revolving credit facility, the Company is required to maintain a ratio of consolidated EBITDA (earnings before interest, income taxes, depreciation and amortization, as defined) to interest expense plus consolidated current maturities of long-term liabilities, as defined, of 1.0 to 1.0. Additionally, if the revolving loan balance exceeds $45 million or borrowing availability under the facility is less than $20 million at the end of any fiscal quarter, certain other financial covenants apply.

First Mortgage Notes

The First Mortgage Notes (Notes) mature April 15, 2003. Interest on the Notes accrues at 13.5% per annum with semiannual interest payments due on April 15 and October 15.

                       Gulf States Steel, Inc. of Alabama

5. LONG-TERM DEBT (CONTINUED)

Under the Notes, the Company is required to make excess cash flow payments, as defined, beginning with the fiscal year ending October 31, 1996. The Company did not have excess cash flow, as defined, in the fiscal year ending October 31, 1996, therefore no payment is required. The Notes are senior obligations of the Company and are secured by substantially all of the assets of the Company except accounts receivable and inventories. The Notes are redeemable at the option of the Company on or after April 15, 1999 at amounts ranging from 106.75% of face value in 1999 to 100.00% of face value in 2001 and thereafter. The Company is required to purchase all of the outstanding Notes in the event of a change of control and to offer to purchase a portion of the Notes in the event of one or more public equity offerings. The Notes impose certain limitations on the Company including the ability to incur additional indebtedness, pay dividends, make certain other restricted payments, create liens, consummate certain mergers or consolidations, or sell substantially all of the Company's assets.

The Company has 190,000 warrants outstanding, which were included with the Notes in the units sold by the Company. Each warrant entitles the holder thereof to purchase one share of common stock, subject to certain adjustments, at a price of $.01 per share. The warrants are exercisable upon the occurrence of an Exercise Event (as defined in the warrant agreement) and expire 180 days after becoming exercisable, but in any event no later than April 15, 2003. Pursuant to the warrant agreement, under certain circumstances the Company or Holding is required to make an offer to purchase all outstanding warrants and warrant shares in cash at a price equal to the current market value, as defined, thereof. The warrants have been assigned a value resulting in a debt discount of $2,225,000 at issuance, which is being amortized over the term of the Notes. The warrants are reflected as common stock warrants subject to put options in the Company's accompanying consolidated balance sheet.

Equipment Notes

Principle and interest payments are made monthly, with the interest rates from 3.65% above the LIBOR rate to prime plus 0.75%. The Notes mature from April 1, 2001 to October 1, 2001. The Equipment Notes are secured by a security interest in equipment that is purchased with the proceeds of these notes.

                       Gulf States Steel, Inc. of Alabama

5. LONG-TERM DEBT (CONTINUED)

Maturities of long-term debt consists of the following (dollars in thousands):

1997                                                  $    643
1998                                                       643
1999                                                       643
2000                                                    20,738
2001                                                       623
Thereafter through 2003                                190,000
                                                      --------
                                                       213,290
Less unamortized discount on the Notes                  (1,808)
                                                      --------
                                                      $211,482
                                                      ========

For the year ended October 31, 1996, interest of $2.2 million was capitalized.


6. STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL (DEFICIT)

Changes in stockholder's equity (Successor) and stockholders' equity and partners' capital (deficit) (Predecessor) were as follows (dollars in thousands):


                                                     PERIOD FROM
                                                      APRIL 21,           PERIOD FROM
                                   YEAR ENDED          1995 TO             NOVEMBER 1,           YEAR ENDED
                                   OCTOBER 31,       OCTOBER 31,        1994 TO APRIL 20,        OCTOBER 31,
                                      1996              1995                 1995                   1994
                                ---------------------------------       -------------------------------------
                                              (SUCCESSOR)                          (PREDECESSOR)
Balance at beginning of period    $  38,336           $       -              $  45,841              $  25,267
 Net income (loss)                     (370)              1,245                 12,802                 20,792
 Dividends paid and payable               -              (6,762)                     -                      -
 Capital contributions                    -              43,853                      -                      -
 Partners' distribution                   -                   -                      -                   (218)
                                ---------------------------------       -------------------------------------
Balance at end of period          $  37,966            $  38,336             $  58,643              $  45,841
                                =================================       =====================================

                       Gulf States Steel, Inc. of Alabama

7. STOCK OPTION PLAN

Holding's 1995 Employee, Director and Consultant Stock Option Plan (Holding Stock Option Plan) provides for the grant of incentive stock options and non-qualified stock options (for Holding's Class C common stock) to key employees, directors and consultants of Holding and its subsidiaries (including the Company).

The options vest 40% on April 21, 1997, and 20% per annum for the next three years. Options expire ten years after the grant date unless the employee owns more than 10% of the total combined value of all classes of capital stock of the Company or an affiliate whereby the options will expire in five years. The Company accounts for its stock options in accordance with APB Opinion No. 25 and related interpretations, and intends to continue to do so.

Options granted pursuant to the Holdings Stock Option Plan become immediately exercisable upon the occurrence of a Change in Control (as defined). The purchase price for shares as to which an option is exercised may be payable, among other things, by delivery of a personal, interest bearing recourse note. At the election of an employee, the Company is required to repurchase, in any fiscal year, up to 20% of the options granted to such employee (or 20% of the shares acquired pursuant to the exercise of options), up to an aggregate of 60% of the options and or the shares.

Information relating to options granted to key employees of the Company under the Holding Stock Option Plan is as follows:

                                                  YEAR ENDING OCTOBER 31, 1996
                                                    OPTIONS       PRICE RANGE
                                                 -------------------------------

Outstanding at beginning of year                           -          $    -
Granted                                               41,000            0.01
Exercised                                                  -               -
Canceled                                              (2,400)              -
                                                 -----------
Outstanding at end of year                            38,600
                                                 ===========

Exercisable at end of year                                 -
Shares available for granting at end of year          11,400




                       Gulf States Steel, Inc. of Alabama

8. EMPLOYEE PROFIT SHARING

GSS is required by the terms of an agreement, which expires October 1, 2000, between GSS and the United Steelworkers of America (the Union), to make quarterly profit sharing payments to its union employees. Such payments are 16.5% of profits excluding extraordinary items, pre-tax income or loss from significant sales of property, plant and equipment, income and investments applicable to affiliates, cumulative effect on prior years of changes in accounting principle, pre-tax income or loss from increases or decreases in value of equipment permanently taken out of service, and deferred costs arising out of permanent closure of any department of substantial portion. In addition, GSS makes quarterly profit sharing payments to salaried administrative personnel equivalent to 9.75% of profits before deduction for profit sharing and income tax expense, with inventories valued on the basis of the lower of cost, on a first-in, first-out basis, or market. Profit sharing payments were not required in fiscal 1994 under the collective bargaining agreement and profit sharing payments resumed on November 1, 1994.

ASB is required by the terms of an agreement with the Union to make quarterly profit sharing payments to its Union employees. Such payments are 10% of profits before taxes and before deduction for profit sharing.


9. INCOME TAXES

The Company is included in the consolidated federal income tax return of its parent. The federal tax sharing agreement with its parent requires the Company to pay to its parent (or receive benefit therefrom) an amount equivalent to its federal income tax expense or benefit, as if they were filing separate tax returns.

                      Gulf States Steel, Inc. of Alabama

9. INCOME TAXES (CONTINUED)

The components of net deferred tax amounts recognized in the balance sheets are as follows (dollars in thousands):

                                                    OCTOBER 31,
                                                  1996       1995
                                              --------------------
Deferred tax liabilities:
 Basis of building and equipment                 $13,858    $2,310
 Accrued gain sharing                                 96         -
 Allowance for doubtful accounts                     171         -
                                              --------------------
Total deferred tax liabilities                    14,125     2,310
Deferred tax assets:
 Net operating loss carryforward                  10,009     1,106
 Alternative minimum tax credit carryforward       2,048     1,086
 Accrued employee benefits                         2,613       365
 Environmental                                       279         -
 Inventories                                         557         -
                                              --------------------
Total deferred tax assets                         15,506     2,557
Valuation allowance                                    -         -
                                              --------------------
Net deferred tax liability (asset)               $(1,381)   $ (247)
                                              ====================

At October 31, 1996, the Company has net operating loss carryforwards of $26,941,000 that expire in the year 2011.

                      Gulf States Steel, Inc. of Alabama

9. INCOME TAXES (CONTINUED)

The Company' effective tax rate differs from the applicable U.S. federal statutory rate for the period due to the following:

                                                        PERIOD FROM
                                                         APRIL 21,               PERIOD FROM
                                      YEAR ENDED          1995 TO                 NOVEMBER 1,           YEAR ENDED
                                      OCTOBER 31,       OCTOBER 31,            1994 TO APRIL 20,        OCTOBER 31,
                                         1996              1995                     1995                   1994
                                     ------------------------------            ------------------------------------
                                                (SUCCESSOR)                                  (PREDECESSOR)
Tax expense (benefit) at
  the federal statutory rate             (35.0)%             35.0%                   35.0%                    35.0%
Increase (decrease) resulting from:
  State income taxes                      (3.3)               3.3                     2.1                      0.8
  Expenses not tax deductible              3.8                0.7                      -                       0.2
  (Income) loss from affiliates
    with no associated (tax                -                  -                       (.01)                    0.6
    benefit) tax
  Increase in deferred taxes due to
    change in federal tax rate             -                  -                       -                        1.8
  Benefit of AMT credit                    -                  -                      (2.5)                     -
  Other                                   (7.7)               3.2                     1.3                     (0.7)
                                     ----------------------------              -----------------------------------
Effective rate                          (42.2)%             42.2%                   35.8%                    37.7%
                                     ============================              ===================================


                      Gulf States Steel, Inc. of Alabama

9. INCOME TAXES (CONTINUED)

The provision (benefit) for income taxes consists of the following (dollars in thousands):

                                                        PERIOD FROM
                                                         APRIL 21,               PERIOD FROM
                                      YEAR ENDED          1995 TO                 NOVEMBER 1,           YEAR ENDED
                                      OCTOBER 31,       OCTOBER 31,            1994 TO APRIL 20,        OCTOBER 31,
                                         1996              1995                     1995                   1994
                                   -------------------------------------      --------------------------------------
                                                (SUCCESSOR)                                  (PREDECESSOR)
Current:
  Federal                              $   864               $1,151                  $4,831                $ 7,417
  State                                      -                    6                     471                    376
                                   -------------------------------------      --------------------------------------
                                           864                1,157                   5,302                  7,793
Deferred:
  Federal                               (1,037)                (329)                  1,662                  4,393
  State                                    (97)                  82                     162                    397
                                   -------------------------------------      --------------------------------------
                                        (1,134)                (247)                  1,824                  4,790
                                   -------------------------------------      --------------------------------------
                                       $  (270)              $  910                  $7,126                $12,583
                                   =====================================      ======================================

Income taxes payable include amounts for federal income taxes of $156,000 due Holding under a tax sharing agreement.

10. RELATED PARTIES

The Company has separate management agreements with two affiliates and an insurance service agreement with another affiliate. The management agreements obligate the Company to pay annual fees totaling $1,250,000. The insurance agreement calls for fees equal to 15% of the total annual cost of the Company's insurance program. All agreements contain provisions for reimbursement of expenses in addition to the annual fees. Total amounts paid to affiliates for services under management agreements for the year ended October 31, 1996 and for the period April 21, 1995 to October 31, 1995 were $1,378,000 and $722,000, respectively, including $128,000 and $66,000 in reimbursed expenses. Total fees paid to an affiliate under the insurance services agreement for the year ended October 31, 1996 and for the period April 21, 1995 to October 31, 1995 totaled $175,000 and $127,000, respectively. Fees totaling $3 million were paid to related parties and affiliates

                      Gulf States Steel, Inc. of Alabama

10. RELATED PARTIES (CONTINUED)

for services rendered and as reimbursement for expenses incurred in connection with the Acquisition and the offering of the Notes.

Notes receivable from officers of $750,000 at October 31, 1995 are evidenced by promissory notes bearing interest at 6.5% and becoming due on April 15, 2015, or on such earlier date upon the occurrence of certain events as stated in each such promissory note, including upon termination of employment for cause. The indebtedness is secured by a pledge of the officers' interest in a limited partnership.

The Predecessor had significant transactions with its parent, primarily related to management services provided to the Predecessor. Management fees and other expenses charged to the Predecessor by its parent for the period from November 1, 1994 to April 20, 1995 and for the year ended October 31, 1994 were approximately $3.4 million and $1.1 million, respectively.


11. COMMITMENTS AND CONTINGENCIES

Commitments

In May 1994, the Company entered into a three-year purchase agreement with a supplier whereby agreed-upon volumes of ore pellets will be supplied exclusively by the supplier. Contract volumes are established six months prior to the beginning of each contract year with a minimum of 1,360,000 natural metric tons. Prices established in the first year will be adjusted in subsequent years based on a formula in the agreement. At October 31, 1996, the Company has a minimum obligation of approximately $27.8 million relating to the remainder of the third contract year. Amounts paid under the contract, excluding freight charges, totaled $46.6 million for the year ended October 31, 1996, $24.7 million for the period from April 21, 1995 to October 31, 1995, $19.9 million for the period from November 1, 1994 to April 20, 1995, and $16.6 million for the year ended October 31, 1994.

The Company has commitments for construction projects related to plant expansion and environmental improvements of approximately $8.7 million at October 31, 1996.

                      Gulf States Steel, Inc. of Alabama

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Although the Company has no obligation with respect to the senior subordinated notes, the seller note or redeemable preferred stock of Holding, the sole source of funds for these obligations is expected to be dividend distributions or loans from the Company. The Holding's senior subordinated notes require Holding to cause the Company to pay dividends to Holding to the maximum extent permitted under the indenture for the Notes and applicable law. Accordingly, on September 6, 1995, the Company's Board of Directors approved a dividend to Holding in the amount of $5,013,000, or $1.39 per share. Effective October 31, 1995, a dividend of $1,749,000, or $0.48 per share, was declared and paid on December 14, 1995. No dividends were declared for the year ended October 31, 1996.

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

During 1992, the Environmental Protection Agency (EPA) asserted that a waste water ditch system on the Company's property should be remediated and closed.
At October 31, 1994, the Predecessor had remediated a portion of the ditch and the Company believes that the most probable course of action for the remainder of the ditch will involve sampling soil and water and possibly removing some contaminated soil at a nominal cost. The less likely, but more expensive course of action would involve sampling soil and water, closing and securing the ditch with the possibility of some contaminated soil remaining in place, and monitoring for any migration of the contaminants. This remediation would cost $1.1 million for closure with post-closure monitoring costs over thirty years of $2.8 million. The Predecessor also agreed to a $1.1 million civil penalty, of which $300,000 was to be offset by future capital expenditures, related to this issue. At October 31, 1996, the $800,000 penalty has been paid, however, the $300,000 of capital expenditures have not been approved by the EPA.

                      Gulf States Steel, Inc. of Alabama

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company has been contacted by the U. S. Department of Justice, at the request of the U.S. Environmental Protection Agency, about alleged violations of its water discharge permit. Since December 21, 1994, there have been exceedences of certain of the permit limits, but the Company asserts these have been sporadic and non-continuous, and the Company has taken, and continues to take, remedial measures.

Although the Company believes that it has adequately provided for the cost of all known environmental conditions, the applicable agencies could insist upon different, and possibly more costly, remediative measures than those believed by the Company to be adequate or required by existing law. The Company has accrued $750,000 at October 31, 1996 for unresolved environmental matters and does not expect that the final resolution of these matters will have a significant effect on the Company's financial position, results of operations or liquidity.

During fiscal year 1996, during the periods from April 21, 1995 to October 31, 1995 and from November 1, 1994 to April 20, 1995, and the fiscal year 1994, capital expenditures for environmental projects were $6.4 million, $4.0 million, $2.9 million and $6.1 million, respectively, and environmental compliance expenses were $5.8 million, $2.5 million, $3.1 million and $6.0 million, respectively. The Company currently estimates that expenditures for environmental capital projects in fiscal 1997 will be approximately $4.3 million.

In October 1996, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 96-1 Environmental Remediation Liabilities. This SOP, which is effective for fiscal years beginning after December 15, 1996, provides authoritative guidance on the recognition, measurement, display, and disclosure of environmental remediation liabilities. The Company does not believe that the adoption of this SOP in fiscal 1997 will have a significant effect on its financial statement amounts or disclosures.

The Company is involved in litigation arising from its normal operations, including employee matters, the resolution of which is not expected to have a significant effect on the Company's financial position, results of operations or liquidity.

                      Gulf States Steel, Inc. of Alabama

12. PENSION PLAN

The Company has a defined contribution pension plan covering all employees represented by the Union. During fiscal years 1996, 1995 and 1994, the Company's required contribution to the plan was $.60 per hour for all paid qualified hours for each eligible participant. Pension expense for the year ended October 31, 1996, for the periods from April 21, 1995 to October 31, 1995, November 1, 1994 to April 20, 1995 and the year ended October 31, 1994 was $2.1 million, $1.1 million, $1.0 million and $1.9 million, respectively.

13. POSTRETIREMENT BENEFIT PLAN

Effective April 1, 1996, the Company initiated and sponsors a defined benefit health care plan that provides postretirement medical benefits to full-time employees who have worked 30 years, or have reached the age of 60 with 15 years of service or have reached the age of 65 while in service with the Company. The plan is contributory and contains other cost-sharing features such as deductibles and coinsurance. The accounting for the plan anticipates future cost-sharing changes to the written plan that are consistent with the Company's expressed intent to increase the retiree contribution rate annually for the expected general inflation rate for that year. The Company's policy is to fund the cost of medical benefits in amounts determined at the discretion of management.

                      Gulf States Steel, Inc. of Alabama

13. POSTRETIREMENT BENEFIT PLAN (CONTINUED)

The following table presents the plan's funded status reconciled with amounts recognized in the Company's statement of financial position:

                                                  OCTOBER 31,
                                                     1996
                                                 -------------
Accumulated postretirement benefit obligation:
  Retirees                                       $   (185,000)
  Fully eligible active plan participants          (2,948,000)
  Other active plan participants                   (7,301,000)
                                                 ------------
                                                  (10,434,000)

Plan assets at fair value                           3,373,000
Accumulated postretirement benefit obligation
  in excess of plan assets                         (7,061,000)
Unrecognized obligation (asset):
  Unrecognized prior service cost                   6,356,000
  Unrecognized net (gain) or loss                     (74,000)
                                                 ------------
  Accrued postretirement benefit cost            $   (779,000)
                                                 ============

Net periodic postretirement benefit cost includes the following components:


  Service cost                                   $    282,000
  Interest cost                                       464,000
  Actual return on assets                            (244,000)
  Net amortization and deferral                       277,000
                                                 ------------
  Net periodic postretirement benefit cost       $    779,000
                                                 ============


The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 8% for pre-65 medical costs and 6.5% for post-65 medical costs for 1996 and is assumed to decrease gradually to 5% for 2002 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of

                      Gulf States Steel, Inc. of Alabama

13. POSTRETIREMENT BENEFIT PLAN (CONTINUED)

October 31, 1996 by $3,057,000, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1996 by $391,000. The unrecognized prior service cost resulting from the Plan initiation is being amortized on a straight-line basis over seventeen years, which is the average remaining years of service of the Plan participants.

The discount rate used in determining the accumulated postretirement benefit obligation was 8.25% at November 31, 1996. The trust holding the plan assets is subject to federal income taxes at a 34% tax rate. The Plan assets are invested in U.S. Treasury Obligations. The expected long-term rate of return on plan assets, after estimated income taxes, was 6.8% at November 31, 1996.

14. CONCENTRATION OF CREDIT RISK

The Company is one of the largest steel coil and plate producers in the Southern United States, where most of its customers are located. Approximately 35% of its sales are to wholesalers and the remaining 65% are to miscellaneous manufacturers and end users. No customer accounted for as much as 10% of the Company's net sales. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents approximates their fair value. The carrying value of the revolving credit agreement approximates its fair value. The fair market value of the First Mortgage Notes at October 31, 1996 is $179,550,000.

                      Gulf States Steel, Inc. of Alabama

16. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations (dollars in thousands, except per share data):

                                                                       THREE MONTHS ENDED
                           -------------------------------------------------------------------------------------------------------
                                  OCTOBER 31,               JULY 31,                   APRIL 30,                   JANUARY 31,
                                      1996                    1996                       1996                        1996
                           -------------------------------------------------------------------------------------------------------
                                                                        (SUCCESSOR)

Net sales                        $  123,285             $  114,540                     $  104,676           $  111,782
Operating profit (loss)              11,630                  7,497                           (721)               5,597
Net income (loss)                     3,196                    733                         (4,149)                (150)
Net income (loss) per share             .84                    .19                          (1.15)                (.04)



                                                           PERIOD                         PERIOD
                             THREE MONTHS                   FROM                           FROM             THREE MONTHS
                               ENDED                   APRIL 21, 1995               FEBRUARY 1, 1995            ENDED
                              OCTOBER 31,               TO JULY 31,                    TO APRIL 20,        JANUARY 31, 1995
                               1995                         1995                           1995
                           ----------------------------------------------    --------------------------------------------------
                                            (SUCCESSOR)                                        (PREDECESSOR)
Net sales                   $  114,255                     $141,566                         $105,540             $127,078
Operating profit                11,325                        3,236                           10,865               14,293
Net income (loss)                3,408                       (2,163)                           5,423                7,379
Net income (loss) per
 share                             .90                         (.60)                               -                    -


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------   -------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------
    None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

          The information contained on pages 4, 5 and 6 of Gulf States Steel, Inc. of Alabama's Proxy Statement dated January 24, 1997, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

          The information contained on pages 7 and 8 of Gulf States Steel, Inc. of Alabama's Proxy Statement dated January 24, 1997, with respect to directors and executive officers of this Company, is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
--------  -----------------------------------------------
          AND MANAGEMENT
          --------------

          The information contained on pages 2 and 3 of Gulf States Steel, Inc. of Alabama's Proxy Statement dated January 24, 1997, with respect to directors and executive officers of this Company, is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

          The information contained on pages 9 and 10 of Gulf States Steel, Inc. of Alabama's Proxy Statement dated January 24, 1997, with respect to directors and executive officers of this Company, is incorporated herein by reference in response to this item.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
--------  ----------------------------------------------------
          ON FORM 8-K
          -----------

ITEM 14 (a)1.  INDEX TO FINANCIAL STATEMENTS COVERED BY REPORT
-------------  -----------------------------------------------
               OF INDEPENDENT AUDITORS
               -----------------------

  The Financial Statements of Gulf States Steel, Inc. of Alabama are included in
Item 8:


Balance Sheets
  Consolidated as of October 31, 1996 and 1995
Statement of Income
  Consolidated for the year ended October 31, 1996 and the period
  April 21, 1995 to October 31, 1995 (Successor) and combined for the period November 1, 1994 to April 20, 1995 and the year ended October 31, 1994 (Predecessor)
Statements of Cash Flows
  Consolidated for the year ended October 31, 1996 and the period April 21, 1995 to October 31, 1995 (Successor) and combined for the period November 1, 1994 to April 20, 1995 (Predecessor) and the year ended October 31, 1994 (Predecessor)
Notes to Financial Statements

ITEM 14 (a)2.  INDEX TO CONSOLIDATED FINANCIAL STATEMENT
               -----------------------------------------
               SCHEDULES
               ---------

     The following financial statement schedules of Gulf States Steel, Inc. of Alabama are included in Item 14 (d):

     Form 10-K Schedules     Description                        Page Number
     -------------------     -----------                        -----------

          II                 Valuation and Qualifying Accounts       46

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

ITEM 14 (A) 3.  EXHIBITS
--------------  --------

     The Exhibits listed on the Exhibit Index below are filed or incorporated by reference as part of this report and such Exhibit Index is hereby incorporated herein by reference.

                                 EXHIBIT INDEX
(a) Exhibits

Exhibit No.                        Description
-----------                        -----------
3.1          --Certificate of Incorporation of the Registrant, as amended.
               (Incorporated by reference to Exhibit 3.1 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)
3.2          --By-Laws of the Registrant (Incorporated by reference to Exhibit
               3.2 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)
4.1          --Indenture, dated as of April 21, 1995 (the "Indenture") by and between the Registrant and Shawmut Bank Connecticut, National Association, as Trustee. (Incorporated by reference to Exhibit
               4.1 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)

4.2      --Form of New Note (included as part of Exhibit 4.1 hereto)
           (Incorporated by reference to Exhibit 4.2 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)
4.3      --Intercreditor Agreement dated as of April 21, 1995, by and among GSS
           Holding Corp., the Registrant, ASB Acquisition Corp., NationsBank of Georgia, as Agent and Shawmut Bank Connecticut, National Association, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)
4.4      --Mortgage, Assignment of Leases, Security Agreement and Fixture Filing
           dated as of April 21, 1995 by the Registrant to Shawmut Bank Connecticut, National Association, as Trustee. (Incorporated by reference to Exhibit 4.4 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)
4.5      --Security Agreement dated as of April 21, 1995, by the Registrant in favor of Shawmut Bank Connecticut, National Association, as Trustee. (Incorporated by reference to Exhibit 4.5 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)

4.6      --Securities Pledge Agreement dated as of April 21, 1995, by the
           Registrant in favor of Shawmut Bank Connecticut, National Association. (Incorporated by reference to Exhibit 4.6 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)
10.1     --Asset Purchase Agreement dated January 13, 1995, by and among Gulf
           States Steel, Inc. of Alabama, GSS Acquisition Corp. and GSS Holding Corp., together with (i) Real Estate Purchase Agreement dated January 13, 1995 by and between Wills Creek Associates, Ltd. and GSS Acquisition Corp. (ii) Caster Purchase Agreement dated January 13, 1995, between DSC Equipment Associates, Ltd. and GSS Acquisition Corp. and (iii) Asset Purchase Agreement dated January 13, 1995, between Alabama Structural Beams, Inc. and Alabama Structural Beams Acquisition Corp. (Incorporated by reference to Exhibit 10.1 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)
10.2     --Assignment Agreement dated as of March 30, 1995, by and among GSS
           Acquisition Corp. and the Registrant. (Incorporated by reference to Exhibit 10.2 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)
10.3     --Assignment Agreement dated as of March 30, 1995, by and among Alabama
           Structural Beams Acquisition Corp., a Delaware corporation, and Alabama Structural Beams Acquisition Corp., an Alabama corporation. (Incorporated by reference to Exhibit 10.3 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)
10.4     --Loan and Security Agreement dates as of April 21, 1995, between the
           Registrant, Alabama Structural Beams Acquisition Corp., NationsBank of Georgia, N.A., as Agent, and the financial institutions named therein. (Incorporated by reference to Exhibit 10.4 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)
10.5     --Tax Sharing Agreement dated as of April 21, 1995, among GSS Holding
           Corp. the Registrant and Alabama Structural Beam Acquisition Corp. (Incorporated by reference to Exhibit 10.5 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)

10.6     --Management Consulting Services Agreement dated April 21, 1995, between the Registrant and Spectrum Management Company, Inc. (Incorporated by reference to Exhibit 10.6 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)

10.7     --Management Consulting Services Agreement dated April 21, 1995, between the Registrant and Hancock Venture Partners, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)

10.8     --Insurance Services Agreement dated April 21, 1995, between the
           Registrant and Risk Management Solutions, Inc. (Incorporated by reference to Exhibit 10.8 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)

10.9     --GSS Holding Corp. 1995 Employee, Director and Consultant Stock Option
           Plan. (Incorporated by reference to Exhibit 10.9 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)

10.10    --Iron Ore Sales Agreement dated as of May 5, 1994 by and between
           Quebeq Cartier Mining Company and the Registrant. (Incorporated by reference to Exhibit 10.10 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)

10.11    --Employment contracts with named executive officers. (Incorporated by reference to the Registrant's annual report on Form 10-K for the fiscal year ended October 31, 1995 filed with the Securities and Exchange Commission on January 27, 1996.)
11       --Computation of earnings per share.
12       --Computation of ratios.
21       --Subsidiaries of the Registrant (Incorporated by reference to Exhibit
           21 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)

ITEM 14 (B).   REPORTS ON FORM 8-K
------------   -------------------

     No reports on Form 8-K were filed during the fourth quarter ended October 31, 1996.

ITEM 14 (C).   EXHIBITS
------------   --------

     The response to this portion of item 14 is submitted as a separate section of this report.

ITEM 14 (D).   CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
------------   -----------------------------------------


                                   Schedule II

                       GULF STATES STEEL, INC. OF ALABAMA

                       VALUATION AND QUALIFYING ACCOUNTS

                                   Balance at         Charged to                            Balance at
                                   Beginning          Costs and          Deductions-          End
Description                        of Period          Expenses           Write-offs(a)        of Period
------------------------------------------------------------------------------------------------------------------------------------

Allowance for Doubtful accounts

Year ended October 31, 1996        $1,509,000                  (234,520)                   224,480                $1,050,000

Period from April 21, 1995 to
 October 31, 1995 (Successor)       1,509,000                 $  (8,893)                 $  (8,893)               $1,509,000

Period from November 1, 1994 to
 April 20, 1995 (Predecessor)       1,509,000                     4,987                      4,987                 1,509,000

Year ended October 31, 1994
 (Predecessor)                      1,509,000                  (187,772)                  (187,772)                1,509,000

(a)  Uncollectible accounts written off, net of recoveries.

                       GULF STATES STEEL, INC. OF ALABAMA

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GULF STATES STEEL, INC. OF ALABAMA
                                          (Registrant)

    1/23/97                   /s/ John D. Lefler
------------------            ----------------------------------------------
Date                          John D. Lefler, President and Chief Executive
                              Officer (Principal Executive Officer)

    1/23/97                  /s/ Jack R. Collins
------------------           -----------------------------------------------
Date                         Jack R. Collins, Senior Vice President and CFO
                             (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dated indicated.

    1/23/97                  /s/ Steven E. Karol
------------------           -----------------------------------------------
Date                         Steven E. Karol, Chairman of the Board, Director

    1/23/97                  /s/ John D. Lefler
------------------           -----------------------------------------------
Date                         John D. Lefler, Director

    1/23/97                  /s/ Robert W. Ackerman
------------------           -----------------------------------------------
Date                         Robert W. Ackerman, Director

    1/23/97                  /s/ Dale S. Okonow
------------------           -----------------------------------------------
Date                         Dale S. Okonow, Director

    1/23/97                  /s/ William S. Karol
------------------           -----------------------------------------------
Date                         William S. Karol, Director

    1/23/97                  /s/ Howard H. Stevenson
------------------           -----------------------------------------------
Date                         Howard H. Stevenson, Director

    1/23/97                  /s/ Robert M. Wadsworth
------------------           -----------------------------------------------
Date                         Robert M. Wadsworth, Director

    1/23/97                  /s/ Alexander S. McGrath
------------------           -----------------------------------------------
Date                         Alexander S. McGrath, Director