Form 10-Q
period 1997-01-31
GULF STATES STEEL INC /AL/
filed 1997-03-13
CIK 945530

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-Q

(Mark One)
    X   Quarterly  report  pursuant  to  Section 13 or 15(d) of  the
  -----
Securities Exchange Act  of 1934 For the Quarterly Period ended January 31,
1997.
                                       OR

        Transition  report  pursuant  to  Section 13 or 15(d) of  the Securities
-----
Exchange Act  of 1934 For the transition period from           to
                                                     ----------  ----------
Commission file number  33-92496
                        --------

                      GULF STATES STEEL, INC. OF ALABAMA
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

          Alabama                                 63-114 1013
--------------------------------    ------------------------------------
(State or other jurisdiction        (I.R.S. Employer Identification No.)
of incorporation or organization)


    174 South 26th Street
      Gadsden, Alabama                           35904-1935
--------------------------------    ------------------------------------
    (Address of principal                        (Zip Code)
     executive offices)

                                (205) 543-6100
                                --------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X      No
                                 -------     ------

Indicate the number of shares outstanding of each class of common stock, as of the latest practical date:

     Common Stock $ .01 par value - 3,610,000 shares as of  March 1, 1997

                      GULF STATES STEEL, INC. OF ALABAMA

                                     INDEX

                                                                 PAGE
                                                                 ----
PART  I     FINANCIAL  INFORMATION

ITEM  1.    FINANCIAL STATEMENTS (UNAUDITED)

            CONSOLIDATED STATEMENTS OF INCOME -
            FOR THE THREE MONTHS ENDED JANUARY 31, 1997
            AND 1996............................................    1

            CONSOLIDATED BALANCE SHEETS -
            AS OF JANUARY 31, 1997 AND OCTOBER 31, 1996.........    2

            CONSOLIDATED STATEMENTS OF CASH FLOWS -
            FOR THE THREE MONTHS ENDED JANUARY 31, 1997
            AND 1996............................................    3

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (UNAUDITED).........................................  4 - 5

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......  6 - 7

PART  II    OTHER  INFORMATION

ITEM 6.     EXHIBITS & REPORTS ON FORM 8-K......................    8


PART  I     FINANCIAL INFORMATION


ITEM  1  -  FINANCIAL STATEMENTS (UNAUDITED)
            --------------------------------



                      GULF STATES STEEL, INC. OF ALABAMA
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (dollars in thousands except per share data)


                                          THREE MONTHS ENDED   THREE MONTHS ENDED
                                           JANUARY 31, 1997     JANUARY 31, 1996
                                          ------------------   ------------------

Net sales.............................            $  111,317           $  111,782
Cost of goods sold, excluding
 depreciation.........................                97,719               97,802
Depreciation..........................                 4,974                4,649
Profit sharing........................                     6                    -
Selling, general and administrative
 expenses.............................                 3,501                3,734
                                                  ----------           ----------
Operating profit......................                 5,117                5,597

Other (income) expense:
   Interest expense...................                 6,372                5,833
   Interest income....................                   (12)                  (3)
                                                  ----------           ----------
                                                       6,360                5,830
                                                  ----------           ----------

Income (loss) before income taxes.....               ( 1,243)               ( 233)
Provision (benefit) for income taxes..                  (401)                ( 83)
                                                  ----------           ----------
Net income (loss).....................            $    ( 842)          $    ( 150)
                                                  ==========           ==========

Net (loss) per share..................            $     (.23)          $     (.04)
                                                  ==========           ==========

Common and common equivalent shares
 outstanding..........................             3,610,000            3,610,000
                                                  ==========           ==========

See accompanying notes.

                     GULF STATES STEEL, INC. OF ALABAMA
                        CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)

                                                     (UNAUDITED)
                                                  JANUARY 31, 1997      OCTOBER 31, 1996
                                                  ----------------      ----------------

                ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.......................       $  2,802           $  4,458
  Accounts receivable, less allowance for doubtful
   accounts of $1,050 in 1997 and 1996............         39,445             40,788
  Inventories.....................................         63,436             58,383
  Deferred income taxes...........................          3,441              2,850
  Prepaid taxes and other.........................          4,227              2,873
                                                         --------           --------
     Total current assets.........................        113,351            109,352

Property, plant and equipment, net................        189,808            186,893
Deferred charges, less accumulated amortization of
   $2,175 in 1997 and $1,864 in 1996..............          7,768              8,079
                                                         --------           --------
     Total assets.................................       $310,927           $304,324
                                                         ========           ========

   LIABILITIES AND  STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable................................       $ 47,998           $ 34,878
  Accrued payroll and employee benefits...........          4,061              5,713
  Accrued interest payable........................          7,715              1,270
  Other accrued liabilities.......................          1,613              9,165
  Income taxes payable............................            367                156
  Current portion of long-term debt...............            643                643
                                                         --------           --------
     Total current liabilities....................         62,397             51,825

Long-term debt....................................        207,765            210,839
Deferred income taxes.............................          1,416              1,469
Common stock warrants subject to put options......          2,225              2,225

Stockholders' equity :
  Common Stock, par value $.01 per share; 4,000,000
   shares authorized,  3,610,000 shares issued
    and outstanding................................            36                 36
  Additional paid-in capital.......................        39,050             39,050
  Notes receivable from officers...................          (750)              (750)
  Accumulated  deficit.............................        (1,212)              (370)
                                                         --------           --------
     Total stockholders' equity....................        37,124             37,966
                                                         --------           --------

     Total liabilities and stockholders' equity....      $310,927           $304,324
                                                         ========           ========

See accompanying notes.

                      GULF STATES STEEL, INC. OF ALABAMA
                     STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (dollars in thousands)


                                               THREE MONTHS ENDED   THREE MONTHS ENDED
                                                JANUARY 31, 1997     JANUARY 31, 1996
                                               ------------------   -------------------


OPERATING ACTIVITIES:

Net income (loss)...........................         $  (842)             $  (150)
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
 Depreciation...............................           4,974                4,649
 Amortization...............................             380                  518
 Deferred income taxes......................            (644)                   -
   Changes in operating assets and
    liabilities:
  Accounts receivable.......................           1,343                1,626)
  Inventories...............................          (5,053)               6,069
  Prepaid assets and deferred charges.......          (1,354)              (2,645)
  Accounts payable..........................          13,120               (9,050)
  Accrued payroll and employee benefits.....          (1,652)                (234)
 Accrued interest payable...................           6,445                6,492
 Other accrued liabilities..................          (7,552)              (2,125)
  Income taxes prepaid and payable..........             211                 (981)
                                                     -------              -------
Net cash provided by operations.............           9,376                  917
                                                     -------              -------

INVESTING ACTIVITIES:
Building and equipment purchases............          (7,889)              (6,606)
                                                     -------              -------
Net cash used in investing activities.......          (7,889)              (6,606)
                                                     -------              -------

FINANCING ACTIVITIES:
Net borrowings (payments) on revolving
 credit agreement...........................          (2,982)               5,246

Payments on long-term debt.................             (161)                 -
                                                     -------              -------

Net cash provided (used)  by financing                (3,143)               5,246
 activities.............................             -------              -------

Net decrease in cash and cash                         (1,656)                (443)
 equivalents............................
Cash and cash equivalents at beginning                 4,458                1,897
 of year................................             -------              -------
Cash and cash equivalents at end of                  $ 2,802              $ 1,454
 period.................................             =======              =======

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for
 Interest...............................             $   575              $   219
 Income taxes...........................                   -                  898

See accompanying notes.

                      GULF STATES STEEL, INC. OF ALABAMA
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

    The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Gulf States Steel, Inc. of Alabama and its wholly-owned subsidiary (the "Company") for the fiscal three month periods ended January 31, 1997 and 1996. All material intercompany accounts and transactions have been eliminated.

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period November 1, 1996 to January 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1997. For further information, refer to the consolidated financial statements of the Company and the notes thereto included in the Company's Form 10-K for the year ended October 31, 1996.


NOTE 2 - ACQUISITION

    On April 21, 1995, the Company (f/k/a Gulf States Steel Acquisition Corp.) completed the acquisition of substantially all of the assets and certain liabilities of the Gadsden, Alabama facilities of Gulf States Steel, Inc. of Alabama, from the Brenlin Group, a privately held investment company. The acquisition was accounted for using the purchase method of accounting and is included in the Company's financial statements from the date of acquisition.
A new company, GSS Holdings Corp., holds 100% of the stock of the Company.




NOTE  3 - INVENTORIES


Inventories are as follows:
                                      (UNAUDITED)
                                    JANUARY 31, 1997       OCTOBER 31, 1996
                                    ----------------       ----------------
                                            (dollars in thousands)



Raw Materials and Supplies              $17,440                $16,920

Work-In-Process                          18,999                 11,803

Finished Products                        26,997                 29,660
                                        -------                -------

Total                                   $63,436                $58,383
                                        =======                =======


The Company's inventories are valued at the lower of cost, as determined by the first-in first-out (FIFO) method, or market.

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

    During 1992, the Environmental Protection Agency asserted that a waste water ditch system on the Company's property should be remediated and closed. The Company has remediated a portion of the ditch and believes that the most probable course of action for the remainder of the ditch will involve sampling soil and water and possibly removing some contaminated soil at a nominal cost. The less likely, but more expensive, course of action would involve sampling soil and water, closing and securing the ditch with the possibility of some contaminated soil remaining in place, and subsequent monitoring for any migration of the contaminants. This remediation would cost approximately $1.1 million for closure with post-closure monitoring costs over thirty years of $2.8 million. Also, the Company has agreed to a $1.1 million civil penalty, of which $800,000 had been paid at January 31, 1997. A final payment of $0.3 million was made on February 24, 1997.

    The Company settled with the Alabama Department of Environmental Management during 1994 for all outstanding air and water violations and the Company believes that its facility now operates, as a general matter, in substantial compliance with existing air emission regulations and its water discharge permit.

    The Company has been contacted by the U.S. Department of Justice, at the request of the Environmental Protection Agency, for alleged violations of its water discharge permit. Since December 21, 1994 there have been exceedances of certain of the permit limits, but the Company asserts that these have been sporadic and non-continuous, and the Company has taken, and continues to take, appropriate remedial measures. The Company has opened discussions with the Justice Department in an attempt to settle these claims; however, at this time it is not possible to predict what level of penalties the Justice Department will seek or when agreement will be reached with the Company.

    Though the Company believes that it has adequately provided for the cost of all known environmental conditions, the applicable agencies could insist upon different, and possibly more costly, remediative measures than those believed by the Company to be adequate or required by existing law. The Company has accrued $750,000 at January 31, 1997 for unresolved environmental matters and does not expect that the final resolution of any such matters would have a material adverse effect on the Company's financial position, results of operations or liquidity.

    The Company's expenditures for environmental capital projects aggregated $1.1 million for the three months ended January 31, 1997, and $1.4 million for the three months ended January 31, 1996.

    The Company is involved in litigation arising from its normal operations, including employee matters, the resolution of which is not expected to have a significant effect on the Company's financial position, results of operations or liquidity.

NOTE  5 - EARNINGS PER SHARE

    Earnings per share is based upon the weighted average number of common shares outstanding and the dilutive common equivalent shares. The Company has outstanding common stock warrants subject to put options to purchase 190,000 shares of the common stock. During periods of net losses, the warrants are considered antidilutive and are therefore not considered common shares.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1997 COMPARED TO THREE MONTHS ENDED
 JANUARY 31, 1996

    Net Sales. Net sales decreased 0.4% to $111.3 million for the 1997 period from $111.8 million for the 1996 period. This decline is primarily the result of a 3.1% decrease in sales volume on shipments of flat rolled products to 259,080 net tons in the 1997 period compared to 267,370 net tons in the 1996 period. Although total revenues decreased slightly due to the lower net tons shipped, this was largely offset by an increase of $12 per ton in average selling prices to $426 for the 1997 period compared to $414 per ton for the 1996 period. The increase in average selling price resulted from improved transaction prices, improved shipping mix and continued strong industry demand.

    Cost of Goods Sold. Cost of goods sold, excluding depreciation, decreased 0.1% to $97.7 million for the 1997 period from $97.8 million for the 1996 period. As a percentage of net sales, cost of goods sold, excluding depreciation, increased to 87.8% from 87.5%. This increase was primarily due to sharply higher natural gas prices and higher hourly labor costs including the results of the new labor agreement with the USWA. Average manufacturing costs for flat rolled products increased to $372 per ton in the 1997 period from $365 per ton in the 1996 period. Depreciation costs were $5.0 million in the 1997 period compared to $4.6 million in the 1996 period.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $3.5 million, or 3.1% of sales, in the 1997 period from $3.7 million, or 3.3% of sales in the 1996 period. This was primarily due to lower state sales and use tax expense resulting from the Company's being awarded "Enterprise Zone" status by the State of Alabama and recovery of prior period overpayments. This benefit was partially offset by higher staffing costs.

    Operating Profit. As a result of the changes in net sales, cost of goods sold, selling and general and administrative expenses, operating profit decreased to $5.1 million, or 4.6 % of net sales, in the 1997 period, from $5..6 million, or 5.0% of net sales, in the 1996 period.

    Interest Expense. Interest expense, net of interest income, increased to $6.4 million in the 1997 period from $5.8 million in the 1996 period. This was due to the higher average balance of borrowings under the Company's revolving credit agreement.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary capital requirements consist of capital expenditures and debt service. The Company incurs capital expenditures for the replacement of existing plant and equipment, compliance with environmental regulations, and the upgrading and improvement of manufacturing facilities. The Company's capital expenditures in the three months ended January 31, 1997 were $7.9 million compared to $6.6 million in the three months ended January 31, 1996. For fiscal year 1997, the Company expects replacement and environmental capital expenditures, excluding capitalized interest, to total approximately $17.5 million and expenditures relating to upgrading and improvement of facilities to total approximately $24.7 million.

    In connection with the acquisition on April 21, 1995 (See Note 2), $190 million in First Mortgage Notes were issued, upon which the Company is required to make semi-annual cash interest payments of approximately $12.8 million ($25.7 annually). Although the Company will not be required to make principal payments on the First Mortgage Notes until maturity, in the event of Excess Cash Flow, as defined by the First Mortgage Note Indenture, the Company will be required to purchase First Mortgage Notes with 50% of such Excess Cash Flow.

    Also, in connection with the acquisition, the Company entered into an described as the Revolving Credit Facility, which provided the Company with a credit facility of $70 million, subject to a borrowing availability formula applied to eligible accounts receivable and inventory of the Company and a requirement to maintain borrowing availability of not less than $10 million at all times. The Revolving Credit Facility requires the Company to maintain a ratio of EBITDA to Cash Interest of 1.0 to 1.0 for the preceding twelve month period measured at the end of each of the Company's fiscal quarters and, under certain circumstances, to meet additional financial covenants. At January 31, 1997, approximately $17 million was borrowed under the Revolving Credit Facility.

    At the time of the acquisition, GSS Holdings Corp. issued certain promissory notes (the "Holdings Notes") to Capital Resources Lenders II, L.P. as part of a related transaction. Although the Company has no obligation with respect to the promissory notes, GSS Holdings Corp. is required to make payments thereon in accordance with the respective terms thereof, for which the sole source of funds is expected to be dividend distributions or loans from the Company. The Holdings Notes require Holdings to cause the Company to pay dividends to Holdings to the maximum extent allowed under the terms of the Indenture and applicable law (until the Holdings Notes are repaid in full). No dividends are payable by the Company as of January 31, 1997. In addition, in connection with the Acquisition, Holdings issued a promissory note to the seller ( the "Seller Note"), for which the sole source of funds is also expected to be dividend distributions or loans from the Company. There have been no cash payments required or made on the Seller Note through January 31, 1997.

    The Company's net cash provided by operations was $9.4 million in the first three months of fiscal 1997, compared to $0.9 million in the three months ended January 31, 1996.

    The Company believes that future cash flows from operations, together with borrowings available under the Revolving Credit Facility, will provide the Company with sufficient liquidity and capital resources to conduct its future business activities (including its capital investments) and to meet its cash interest payment requirements.

PART II     OTHER INFORMATION


ITEM  6  -  EXHIBITS AND REPORTS ON FORM 8-K

   (A) No Exhibits on Form 8-K were filed by the Company during the three months ended January 31, 1997.

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


                                 GULF STATES STEEL, INC. OF  ALABAMA
                                 -----------------------------------
                                               (registrant)


                                 By: /s/ John D. Lefler
                                         ------------------
                                         John D. Lefler
                                         President & Chief Executive Officer
                                         (Principal Executive Officer)



    Dated:  March 12, 1997       By: /s/ Jack R. Collins
                                         -------------------
                                         Jack R. Collins
                                         Senior Vice President
                                         & Chief Financial Officer
                                         (Principal Financial and
                                          Accounting Officer)