Form 10-Q
period 1997-04-30
GULF STATES STEEL INC /AL/
filed 1997-06-13
CIK 945530

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.
                                   FORM 10-Q

(Mark One)

  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----
      Exchange Act of 1934

For the Quarterly Period ended April 30, 1997.

                                      OR

_____ Transition report pursuant to Section 13 or 15(d) of the Securities

      Exchange Act of 1934

For the transition period from __________ to ____________

Commission file number 33-92496
                       --------

                      GULF STATES STEEL, INC. OF ALABAMA
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

             Alabama                                  63-114 1013
--------------------------------          ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

     174 South 26th Street
       Gadsden, Alabama                                35904-1935
--------------------------------          ------------------------------------
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

                               Yes   X      No _____
                                   -----

Indicate the number of shares outstanding of each class of common stock, as of the latest practical date:

      Common Stock $ .01 par value - 3,610,000 shares as of June 1, 1997

                      GULF STATES STEEL, INC. OF ALABAMA

                                     INDEX

                                                                           Page
                                                                           ----
PART I      FINANCIAL  INFORMATION

ITEM 1.     Financial Statements (unaudited)

            Consolidated Statements of Income -
            For the Three Months Ended April 30, 1997 and 1996;
            For the Six Months Ended April 30, 1997 and 1996..........       1

            Consolidated Balance Sheets -
            as of April 30, 1997 and October 31, 1996.................       2

            Consolidated Statements of Cash Flows -
            For the Six Months Ended April 30, 1997 and 1996..........       3

            Notes to Consolidated Financial Statements (Unaudited)....      4-5

ITEM 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.............      6-8

PART II     OTHER INFORMATION

ITEM 4.     Submission of Matters to a Vote of Security Holders.......       9

ITEM 6.     Exhibits & Reports on Form 8-K............................       9

PART I     FINANCIAL INFORMATION


ITEM 1  -  FINANCIAL STATEMENTS (UNAUDITED)
           --------------------------------



                      GULF STATES STEEL, INC. OF ALABAMA
                 Consolidated Statements of Income (Unaudited)
                 (dollars in thousands except per share data)

                                 Three Months Ended         Six Months Ended
                                      April 30                  April 30
                               ----------------------    ----------------------
                                  1997         1996         1997         1996
                               ---------    ---------    ---------    ---------
Net sales..................   $ 106,928    $ 104,676    $ 218,245    $ 216,458
Cost of goods sold,
 excluding depreciation....      93,344       97,122      191,063      194,924
Depreciation...............       4,594        3,600        9,568        8,249
Profit sharing.............           4           38           10           38
Selling, general and
 administrative expenses...       3,596        4,411        7,097        8,145
                              ---------    ---------    ---------    ---------

Operating profit (loss)....       5,390         (495)      10,507        5,102


Other (income) expense:
         Interest expense..       6,857        5,961       13,229       11,794
         Interest income...          (3)         (14)         (15)         (17)
                              ---------    ---------    ---------    ---------
                                  6,854        5,947       13,214       11,777
                              ---------    ---------    ---------    ---------

Income (loss) before
 income taxes..............      (1,464)      (6,442)      (2,707)      (6,675)
Provision (benefit) for
 income taxes..............        (367)      (2,293)        (768)      (2,376)
                              ---------    ---------    ---------    ---------

Net income (loss)..........   $  (1,097)   $  (4,149)   $  (1,939)   $  (4,299)
                              =========    =========    =========    =========

Net (loss) per share.......   $    (.30)   $   (1.15)   $    (.54)   $   (1.19)
                              =========    =========    =========    =========

Common and common
 equivalent shares
 outstanding...............   3,610,000    3,610,000    3,610,000    3,610,000
                              =========    =========    =========    =========

See accompanying notes.

                      GULF STATES STEEL, INC. OF ALABAMA
                          Consolidated Balance Sheets
                            (dollars in thousands)

                                                                            (Unaudited)
                                                                           April 30, 1997    October 31, 1996
                                                                           --------------    ----------------

                      ASSETS
Current assets:
  Cash and cash equivalents.....................................             $   1,639          $   4,458
  Accounts receivable, less allowance
   for doubtful accounts of
   $1,050 in 1997 and 1996......................................                35,680             40,788
  Inventories...................................................                73,535             58,383
  Deferred income taxes.........................................                 3,881              2,850
  Prepaid taxes and other.......................................                 2,926              2,873
                                                                             ---------          ---------
     Total current assets.......................................               117,661            109,352

Property, plant and equipment, net..............................               193,773            186,893
Deferred charges, less accumulated
  amortization of $2,487 in
  1997 and $1,864 in 1996.......................................                 7,458              8,079
                                                                             ---------          ---------
     Total assets...............................................             $ 318,892          $ 304,324
                                                                             =========          =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................................             $  35,160          $  34,878
  Accrued payroll and employee benefits.........................                 5,120              5,713
  Accrued interest payable......................................                 1,443              1,270
  Other accrued liabilities.....................................                 8,359              9,165
  Income taxes payable..........................................                   369                156
  Current portion of long-term debt.............................                   643                643
                                                                             ---------          ---------

     Total current liabilities..................................                51,094             51,825

Long-term debt..................................................               228,059            210,839
Deferred income taxes...........................................                 1,487              1,469
Common stock warrants subject to put options....................                 2,225              2,225

Stockholders' equity:
  Common Stock,  par value $.01 per share;
   4,000,000 shares authorized,
   3,610,000 shares issued and outstanding......................                    36                 36
  Additional paid-in capital....................................                39,050             39,050
  Notes receivable from officers................................                  (750)              (750)
  Accumulated  deficit..........................................                (2,309)              (370)
                                                                             ---------          ---------
     Total stockholders' equity.................................                36,027             37,966
                                                                             ---------          ---------

     Total liabilities and stockholders' equity.................             $ 318,892          $ 304,324
                                                                             =========          =========

See accompanying notes.

                       GULF STATES STEEL, INC. OF ALABAMA
               Consolidated Statements of Cash Flows (Unaudited)
                             (dollars in thousands)

                                                                           Six Months Ended        Six Months Ended
                                                                            April 30, 1997          April 30, 1996
                                                                            --------------          --------------

Operating activities:
Net (loss).........................................................            $  (1,939)              $  (4,299)
Adjustments to reconcile net income
(loss) to net cash provided (used)
by operating activities:
  Depreciation.....................................................                9,568                   8,249
  Amortization.....................................................                  761                     855
  Deferred income taxes............................................               (1,013)                 (2,467)
  Postretirement health care plan
    prior service costs............................................                1,000                      -
  Changes in operating assets and liabilities:
    Accounts receivable............................................                5,108                   6,711
    Inventories....................................................              (15,152)                 (3,050)
    Prepaid assets and deferred charges............................                  (56)                 (2,139)
    Accounts payable...............................................                  281                   7,382
    Accrued payroll and employee benefits..........................               (1,593)                   (493)
    Accrued interest payable.......................................                  173                       6
    Other accrued liabilities......................................                 (806)                 (6,359)
    Income taxes prepaid and payable...............................                  213                    (857)
                                                                               ---------               ---------
  Net cash provided (used) by operations...........................               (3,455)                  3,539
                                                                               ---------               ---------

Investing activities:
Building and equipment purchases...................................              (16,445)                (12,305)
                                                                               ---------               ---------
  Net cash used in investing activities............................              (16,445)                (12,305)
                                                                               ---------               ---------

Financing activities:
Net borrowings on revolving credit agreement.......................               17,407                   3,040
Payments on long-term debt.........................................                 (326)                  5,151
                                                                               ---------               ---------
  Net cash provided by financing activities........................               17,081                   8,191
                                                                               ---------               ---------

Net decrease in cash and cash equivalents..........................               (2,819)                   (575)
Cash and cash equivalents at beginning of year.....................                4,458                   1,897
                                                                               ---------               ---------
Cash and cash equivalents at end of period.........................            $   1,639               $   1,322
                                                                               =========               =========
Supplemental cash flow information:
Cash paid during the year for:
  Interest.........................................................            $  14,296               $   9,477
  Income taxes.....................................................                  -                       947

See accompanying notes.

                       GULF STATES STEEL, INC. OF ALABAMA
             Notes to Consolidated Financial Statements (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

    The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Gulf States Steel, Inc. of Alabama and its wholly-owned subsidiary (the "Company") for the fiscal six month periods ended April 30, 1997 and 1996. All material intercompany accounts and transactions have been eliminated. An account has been reclassified between general and administrative expense and interest expense, and the financial statements of the comparative periods have been adjusted accordingly.

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period November 1, 1996 to April 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1997. For further information, refer to the consolidated financial statements of the Company and the notes thereto included in the Company's Form 10-K for the year ended October 31, 1996.


NOTE 2 - INVENTORIES

Inventories are as follows:
                                           (Unaudited)
                                         April 30, 1997            October 31, 1996
                                         --------------            ----------------
                                                   (dollars in thousands)
   Raw Materials and Supplies               $ 25,537                   $ 16,920

   Work-In-Process                            19,262                     11,803

   Finished Products                          28,736                     29,660
                                            --------                   --------

   Total                                    $ 73,535                   $ 58,383
                                            ========                   ========


The Company's inventories are valued at the lower of cost, as determined by the first-in, first-out (FIFO) method, or market.


NOTE 3 - CONTINGENCIES

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

  During 1992, the Environmental Protection Agency asserted that a waste water ditch system on the Company's property should be remediated and closed. The Company has remediated a portion of the ditch and believes that the most probable course of action for the remainder of the ditch will involve sampling soil and water and possibly removing some contaminated soil at a nominal cost. The less likely, but more expensive, course of action would involve sampling soil and water, closing and securing the ditch with the possibility of some contaminated soil remaining in place, and subsequent monitoring for any migration of the contaminants. This remediation would cost approximately $1.1 million for closure with post-closure monitoring costs over thirty years of $2.8 million. Also, the Company agreed to a $1.1 million civil penalty which has been paid as of April 30, 1997.

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

  Though the Company believes that it has adequately provided for the cost of all known environmental conditions, the applicable agencies could insist upon different, and possibly more costly, remediative measures than those believed by the Company to be adequate or required by existing law. At April 30, 1997 the Company has accrued $617,000 for unresolved environmental matters and does not expect that the final resolution of any such matters would have a material adverse effect on the Company's financial position, results of operations or liquidity.

  The Company's expenditures for environmental capital projects aggregated $1.0 million for the quarter ended April 30, 1997, and $2.0 million for the six months ended April 30, 1997.

  The Company is involved in litigation arising from its normal operations, including employee matters, the resolution of which is not expected to have a significant effect on the Company's financial position, results of operations or liquidity.


  NOTE 4 - EARNINGS PER SHARE

  Earnings per share is based upon the weighted average number of common shares outstanding and the dilutive common equivalent shares. The Company has outstanding common stock warrants subject to put options to purchase 190,000 shares of the common stock. During periods of net losses, the warrants are considered antidilutive and are therefore not considered common equivalent shares.

  In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock warrants and stock options will be excluded. This change would not currently have an impact on the Company's financial statements and is not expected to have any effect upon adoption because the Company's stock warrants have been antidilutive for those periods expected to be presented.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ----------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

  This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. Such statements are based on management's current assumptions and expectations and are subject to a number of factors and uncertainties which could cause actual results or business conditions to differ materially from those anticipated in the forward-looking statements. There can be no assurance that actual results will not differ materially from those described in such statements because of various factors, including, but not limited to: - the size and timing of significant orders, as well as deferral of orders, over which the Company has little control; the variation in the Company's sales cycles from customer to customer; increased competition posed by other steel producers; changes in pricing policies by the Company and its competitors; the need to secure or build manufacturing capacity in order to meet demand for the Company's products; the Company's success in expanding its sales programs and its ability to gain increased market acceptance for its existing product lines; the gain or loss of significant customers; the ability to complete the Company's capital investment program and successfully produce its products; shortages in the availability of raw materials from the Company's suppliers; fluctuations in the price and availability of energy; the costs of environmental compliance and the impact of government regulations; the Company's relationship with its work force; the restrictive covenants and tests contained in the Company's debt instruments, which could limit the Company's operating and financial flexibility; and, general economic conditions.

Results of Operations

  Results of operations for an interim period are not necessarily indicative of results for the full year.

Three Months Ended April 30, 1997 Compared to Three Months Ended April 30, 1996

  Net Sales. Net sales increased 2.2% to $106.9 million for the 1997 period from $104.7 million for the 1996 period. This improvement in revenues is the result of a 4.9% increase in the average selling price of flat rolled products to $428 per ton for the 1997 period from $408 per ton for the comparable period in fiscal 1996. This gain was partially offset by a decrease in shipments of flat rolled products from 250,300 net tons during the 1996 period to 247,750 tons during the 1997 period. The increase in average selling price resulted from improved transaction prices, improved shipping mix and continued strong industry demand.

  Cost of Goods Sold. Cost of goods sold, excluding depreciation, decreased 3.9% to $93.3 million for the 1997 period from $97.1 million during the 1996 period. As a percentage of net sales, cost of goods sold, excluding depreciation, decreased to 87.3% from 92.8%. This decrease was due to improved productivity and to the benefits of the Company's cost reduction programs which more than offset higher hourly labor costs. Average manufacturing costs for flat rolled products decreased to $371 per ton during the 1997 period from $377 per ton in the 1996 period. Depreciation expense was $4.6 million in the 1997 period compared to $3.6 million in the 1996 period. This increase was largely due to the continuing effect of the Company's capital improvement program.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $3.6 million, or 3.4% of sales, in the 1997 period from $4.4 million, or 4.2% of sales in the 1996 period. This improvement was primarily due to lower selling expenses and to lower state sales and use tax expense resulting from the Company's being awarded "Enterprise Zone" status by the State of Alabama and the resulting recovery of prior period payments. This benefit was partially offset by higher staffing costs.

  Operating Profit. As a result of the changes in net sales, cost of goods sold and selling and general and administrative expenses, operating profit increased to $5.4 million, or 5.0% of net sales, in the 1997 period, from a loss of $0.5 million, or (0.5)% of net sales, in the 1996 period.

  Interest Expense. Interest expense, net of interest income, increased to $6.9 million in the 1997 period from $6.0 million in the 1996 period. This was due to the higher average balance of borrowings under the Company's revolving credit agreement.

Six Months Ended April 30, 1997 Compared to Six Months Ended April 30, 1996

  Net Sales. Net sales increased 0.8% to $218.2 million for the 1997 period from $216.5 million for the 1996 period. The Company realized a 3.9% increase in the average selling price of flat rolled products from $411 per ton during the 1996 period to $427 per ton during the first six months of fiscal 1997. This increase in average selling price was largely offset by a decrease in net tons shipped of 2.1% from 517,680 tons during the 1996 period to 506,830 tons during the comparable period in 1997. The increase in average selling price resulted from improved transaction prices, improved shipping mix and continued strong industry demand.

  Cost of Goods Sold. Cost of goods sold, excluding depreciation, decreased 2.0% to $191.1 million for the 1997 period from $194.9 million for the 1996 period. As a percentage of net sales, cost of goods sold, excluding depreciation, decreased to 87.5% for the 1997 period from 90.0% for the comparable period in 1996. As was the case for the second quarter, this decrease was primarily due to improved productivity and to early benefits of the Company's cost reduction programs despite being partially offset by higher natural gas prices and higher hourly labor costs. Average manufacturing costs for flat rolled products increased slightly to $371 per ton during the 1997 period from $368 per ton during the 1996 period. Depreciation expense increased to $9.6 million in the 1997 period compared to $8.2 million in the 1996 period. This increase was primarily due to the Company's continuing capital expenditures for the replacement, upgrading and improvement of manufacturing facilities and equipment.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $7.1 million, or 3.3% of sales, during the 1997 period from $8.1 million, or 3.8% of sales during the 1996 period. This improvement was primarily due to lower selling expenses and to lower state sales and use tax expense resulting from the Company's being awarded "Enterprise Zone" status by the State of Alabama and the resulting recovery of prior period payments. This benefit was partially offset by higher staffing costs.

  Operating Profit. As a result of the changes in net sales, cost of goods sold and selling and general and administrative expenses, operating profit increased to $10.5 million, or 4.8% of net sales, in the 1997 period, from $5.1 million, or 2.4 % of net sales, in the 1996 period.

  Interest Expense. Interest expense, net of interest income, increased to $13.2 million during the 1997 period from $11.8 million during the comparable period in 1996. This was primarily due to the higher average balance of borrowings under the Company's revolving credit agreement.

Liquidity and Capital Resources

  The Company's primary capital requirements consist of capital expenditures and debt service. The Company makes capital expenditures for the replacement of existing plant and equipment, compliance with environmental regulations, and the upgrading and improvement of manufacturing facilities. The Company's capital expenditures for the six months ended April 30, 1997 were $16.4 million compared to $12.3 million in the six months ended April 30, 1996. For fiscal year 1997, the Company expects capital expenditures, excluding capitalized interest, to total approximately $7.9 million for replacement and environmental projects and expenditures relating to upgrading and improvement of facilities to total approximately $23.5 million.

  On April 21, 1995, the Company completed the acquisition of substantially all the assets and certain liabilities of the Gadsden, Alabama facilities of Gulf States Steel, Inc. of Alabama (predecessor) from the Brenlin Group. In connection with the acquisition, $190 million in First Mortgage Notes were issued, upon which the Company is required to make semi-annual cash interest payments of approximately $12.8 million ($25.7 annually). Although the Company will not be required to make principal payments on the First Mortgage Notes until maturity, in the event of Excess Cash Flow, as defined by the First Mortgage Note Indenture, the Company will be required to purchase First Mortgage Notes with 50% of such Excess Cash Flow.

  Also, in connection with the acquisition, the Company entered into an agreement described as the Revolving Credit Facility, which provided the Company with a credit facility of $70 million, subject to a borrowing availability formula applied to eligible accounts receivable and inventory of the Company and a requirement to maintain borrowing availability of not less than $10 million at all times. The Revolving Credit Facility requires the Company to maintain a ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to Cash Interest of 1.0 to 1.0 for the preceding twelve month period measured at the end of each of the Company's fiscal quarters and, under certain circumstances, to meet additional financial covenants. At April 30, 1997, approximately $37.5 million was borrowed under the Revolving Credit Facility.

  At the time of the acquisition, GSS Holdings Corp. issued certain promissory notes (the "Holdings Notes") to Capital Resources Lenders II, L.P. as part of a related transaction. Although the Company has no obligation with respect to the promissory notes, GSS Holdings Corp. is required to make payments thereon in accordance with the respective terms thereof, for which the sole source of funds is expected to be dividend distributions or loans from the Company. The Holdings Notes require Holdings to cause the Company to pay dividends to Holdings to the maximum extent allowed under the terms of the Indenture and applicable law (until the Holdings Notes are repaid in full). No dividends are payable by the Company as of April 30, 1997. In addition, in connection with the Acquisition, Holdings issued a promissory note to the seller (the "Seller Note"), for which the sole source of funds is also expected to be dividend distributions or loans from the Company. There have been no cash payments required or made on the Seller Note through April 30, 1997.

  The Company's net cash used by operations was $3.5 million for the first six months of fiscal 1997, compared to cash provided by operations of $3.5 million for the six months ended April 30, 1996. The primary cause of this decrease in cash provided by operations was the large increase in inventories during the first six months of fiscal 1997 compared to the much smaller increase during fiscal 1996.

  The Company believes that future cash flows from operations, together with borrowings available under the Revolving Credit Facility, will provide the Company with sufficient liquidity and capital resources to conduct its future business activities (including its capital investments) and to meet its cash interest payment requirements; however, the leveraged position of the Company and the restrictive covenants contained in the Indenture to the Revolving Credit Facility could significantly limit the Company's ability to withstand competitive pressures or adverse economic conditions.

PART II     OTHER INFORMATION

ITEM  4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

   A. The annual meeting of stockholders of Gulf States Steel, Inc. of Alabama was held on March 10, 1997.

   B. Eight (8) members of the Board of Directors were unanimously elected (all 3,610,000 common shares outstanding voting affirmatively) to serve until the next annual meeting of the Company. The elected directors are as follows:

        Name                    Position
        ----                    --------
     John D. Lefler..........   President and Chief Executive Officer, Director
     Robert W. Ackerman......   Director
     Dale S. Okonow..........   Vice President, Secretary and Director
     Steven E. Karol.........   Chairman of the Board, Director
     William S. Karol........   Vice President and Director
     Howard H. Stevenson.....   Director
     Robert M. Wadsworth.....   Director
     Alexander S. McGrath....   Director

  C. The stockholders unanimously ratified the appointment of Ernst and Young, LLP as the Company's independent auditors for the year ending October 31, 1997. All 3,610,000 common shares outstanding were voted for the proposal.


ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

  A.        EXHIBIT:  Exhibit 27 - Financial Data Schedule

  B. No Exhibits on Form 8-K were filed by the Company during the three months ended April 30, 1997.

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


                            GULF STATES STEEL, INC. OF  ALABAMA
                            -----------------------------------
                                    (registrant)


                            By: /s/ John D. Lefler
                                ----------------------------------
                                John D. Lefler
                                President & Chief Executive Officer
                                (Principal Executive Officer)



Dated:  June 12, 1997       By: /s/ Jack R. Collins
                                ----------------------------------
                                Jack R. Collins
                                Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)