Form 10-Q
period 1997-07-31
GULF STATES STEEL INC /AL/
filed 1997-09-15
CIK 945530

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.


                                   FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934 For the Quarterly Period ended July 31, 1997.

                                      OR

[_]  Transition report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 For the transition period from         to
                                                   ---------   ---------
Commission file number 33-92496
                       --------


                      GULF STATES STEEL, INC. OF ALABAMA
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Alabama                                   63-114 1013
---------------------------------------        ------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)


         174 South 26th Street
           Gadsden, Alabama                              35904-1935
---------------------------------------        ------------------------------
(Address of principal executive offices)                 (Zip Code)


                                (205) 543-6100
             ---------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   [X]     No [_]

Indicate the number of shares outstanding of each class of common stock, as of the latest practical date:

   Common Stock $ .01 par value - 3,610,000 shares as of September 10, 1997

                      GULF STATES STEEL, INC. OF ALABAMA

                                     INDEX

                                                                                                           Page
                                                                                                           ----

PART  I               FINANCIAL  INFORMATION

ITEM  1.              Financial Statements (unaudited)

                      Consolidated Statements of Income -
                      For the Three Months Ended July 31, 1997 and 1996; For the Nine Months
                      Ended July 31, 1997 and 1996.......................................................     1

                      Consolidated Balance Sheets -
                      as of July 31, 1997 and October 31, 1996...........................................     2

                      Consolidated Statements of Cash Flows -
                      For the Nine Months Ended July 31, 1997 and 1996...................................     3

                      Notes to Consolidated Financial Statements (Unaudited).............................   4 - 6

ITEM  2.              Management's Discussion and Analysis of
                      Financial Condition and Results of Operations......................................   7 - 10

PART  II              OTHER  INFORMATION

ITEM  6.              Exhibits & Reports on Form 8-K.....................................................     11


PART  I     FINANCIAL INFORMATION


ITEM  1  -  FINANCIAL STATEMENTS (UNAUDITED)
            --------------------------------

                                                GULF STATES STEEL, INC. OF ALABAMA
                                           Consolidated Statements of Income (Unaudited)
                                           (dollars in thousands except per share data)


                                                                          Three Months Ended               Nine Months Ended
                                                                               July 31                           July 31
                                                                      ----------------------------     ----------------------------
                                                                          1997           1996              1997          1996
                                                                      -----------     -----------      -----------    -----------
Net sales...................................................           $ 108,402       $ 114,540        $ 326,647     $ 330,998
Cost of goods sold, excluding depreciation..................              98,750         100,026          289,813       294,950
Depreciation................................................               4,518           3,600           14,086        11,849
Profit sharing..............................................                  -               38               10            76
Selling, general and administrative expenses................               3,877           3,379           10,974        11,524
Write-down of fixed assets..................................               1,800              -             1,800            -
                                                                       ---------       ---------       ----------     ---------
Operating profit (loss).....................................               ( 543)          7,497            9,964        12,549

Other income) expense
         Interest expense...................................               7,149           6,484           20,378        18,278
         Interest income....................................                ( 14)           ( 16)            ( 29)         ( 33)
                                                                       ---------       ---------       ----------     ---------
                                                                           7,135           6,468           20,349        18,245
                                                                       ---------       ---------       ----------     ---------

Income (loss) before income taxes...........................             ( 7,678)          1,029         ( 10,385)       (5,646)
Provision (benefit) for income taxes........................                  -              296            ( 768)      ( 2,080)
                                                                       ---------       ---------       ----------     ---------

Net income (loss)...........................................           $ ( 7,678)      $     733       $  ( 9,617)    $  (3,566)
                                                                       =========       =========       ==========     =========

Net income (loss) per share.................................           $  ( 2.13)      $     .19       $   ( 2.66)    $   (1.01)
                                                                       =========       =========       ==========     =========

Common and common equivalent shares outstanding                        3,610,000       3,800,000        3,610,000     3,610,000
                                                                       =========       =========       ==========     =========

See accompanying notes.

                      GULF STATES STEEL, INC. OF ALABAMA
                          Consolidated Balance Sheets
                            (dollars in thousands)


                                                                                      (Unaudited)
                                                                                     July 31, 1997       October 31, 1996
                                                                                     -------------       ----------------
                                        ASSETS
Current assets:
    Cash and cash equivalents....................................................        $  2,089              $  4,458
    Accounts receivable, less allowance for doubtful accounts of
       $1,050 in 1997 and 1996...................................................          38,074                40,788
    Inventories..................................................................          67,488                58,383
    Deferred income taxes........................................................           2,538                 2,850
    Prepaid expenses and other...................................................           3,392                 2,873
                                                                                         --------              --------
        Total current assets.....................................................         113,581               109,352

Property, plant and equipment, net...............................................         198,084               186,893
Deferred charges, less accumulated amortization of $2,795 in
    1997 and $1,864 in 1996......................................................           7,148                 8,079
                                                                                         --------              --------
        Total assets.............................................................        $318,813              $304,324
                                                                                         ========              ========
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable.............................................................        $ 33,859              $ 34,878
    Accrued payroll and employee benefits........................................           5,858                 5,713
    Accrued interest payable.....................................................           7,875                 1,270
    Other accrued liabilities....................................................           9,051                 9,165
    Income taxes payable.........................................................               -                   156
    Current portion of long-term debt............................................             643                   643
                                                                                         --------              --------
        Total current liabilities................................................          57,286                51,825

Long-term debt...................................................................         230,413               210,839
Deferred income taxes............................................................             540                 1,469
Common stock warrants subject to put options.....................................           2,225                 2,225

Stockholders' equity :
    Common Stock,  par value $.01 per share; 4,000,000 shares
      authorized, 3,610,000 shares issued and outstanding........................              36                    36
    Additional paid-in capital...................................................          39,050                39,050
    Notes receivable from officers...............................................           ( 750)                ( 750)
    Accumulated deficit..........................................................         ( 9,987)                ( 370)
                                                                                         --------              --------
        Total stockholders' equity...............................................          28,349                37,966
                                                                                         --------              --------
        Total liabilities and stockholders' equity...............................        $318,813              $304,324
                                                                                         ========              ========
See accompanying notes.

                      GULF STATES STEEL, INC. OF ALABAMA
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (dollars in thousands)



                                                 NINE  MONTHS  ENDED
                                                       JULY  31
                                          -------------------------------
                                             1997                 1996
                                          ----------          -----------
OPERATING ACTIVITIES:
Net loss................................  $ ( 9,617)            $ ( 3,566)
Adjustments to reconcile net loss to
net cash provided (used)
by operating activities:
    Depreciation........................     14,086                11,849
    Amortization........................      1,142                 1,236
    Deferred income taxes...............      ( 617)              ( 2,467)
    Write-down of fixed assets.........       1,800                     -
    Postretirement health care
      plan prior service costs..........      1,510                   360
    Changes in operating assets
      and liabilities:
         Accounts receivable............      2,714                 2,363
         Inventories....................    ( 9,105)              ( 7,337)
         Prepaid assets and deferred
          charges.......................      ( 520)              ( 2,317)
         Accounts payable...............    ( 1,019)              ( 4,962)
         Accrued payroll and employee
          benefits......................     (1,366)                  395
         Accrued interest payable.......      6,605                 6,576
         Other accrued liabilities......      ( 114)              ( 4,335)
         Income taxes prepaid and
          payable.......................      ( 156)              ( 1,182)
                                          ---------             ---------
    Net cash provided (used) by
     operations.........................      5,343               ( 3,387)
                                          ---------             ---------

INVESTING ACTIVITIES:
Building and equipment purchases........   ( 27,077)             ( 18,409)
                                          ---------             ---------
    Net cash used in investing
     activities ........................   ( 27,077)             ( 18,409)
                                          ---------             ---------

FINANCING ACTIVITIES:
Net borrowings on revolving credit
 agreement..............................     19,857                18,150
Borrowings (payments) on
 long-term debt.........................      ( 492)                3,100
                                          ---------             ---------
    Net cash provided by financing
     activities.........................     19,365                21,250
                                          ---------             ---------

Net decrease in cash and cash
 equivalents............................    ( 2,369)                ( 546)
                                          ---------             ---------
Cash and cash equivalents at beginning
 of year................................      4,458                 1,897
                                          ---------             ---------
Cash and cash equivalents at end of
 period.................................  $   2,089             $   1,351
                                          =========             =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
    Interest............................  $  15,399             $  13,898
    Income taxes........................          -                     -

See accompanying notes.

                      GULF STATES STEEL, INC. OF ALABAMA
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

         The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Gulf States Steel, Inc. of Alabama and its wholly-owned subsidiary (the "Company") for the fiscal nine month periods ended July 31, 1997 and 1996. All material intercompany accounts and transactions have been eliminated. An account has been reclassified between general and administrative expense and interest expense, and the financial statements of the 1996 comparative periods have been adjusted accordingly.

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period November 1, 1996 to July 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1997. For further information, refer to the consolidated financial statements of the Company and the notes thereto included in the Company's Form 10-K for the year ended October 31, 1996.

NOTE 2 - INVENTORIES

Inventories are as follows:

                                            (UNAUDITED)
                                           JULY 31, 1997  OCTOBER 31, 1996
                                           -------------  ----------------
                                                (dollars in thousands)

      Raw Materials and Supplies             $19,643           $16,920

      Work-In-Process                         26,467            11,803

      Finished Products                       21,378            29,660
                                             -------           -------

      Total                                  $67,488           $58,383
                                             =======           =======


The Company's inventories are valued at the lower of cost, as determined by the first-in, first-out (FIFO) method, or market.


NOTE 3 B DEFERRED INCOME TAXES

         At July 31, 1997, the Company had net current deferred tax assets of $5,049,000 and net non-current deferred tax liabilities of $540,000. During the third quarter of fiscal year 1997, the Company established a deferred tax valuation allowance of $2,511,000 due to operating losses in the current and prior years.

NOTE 4 B CONTINGENCIES

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

         During 1992, the Environmental Protection Agency asserted that a waste water ditch system on the Company's property should be remediated and closed. The Company has remediated a portion of the ditch and believes that the most probable course of action for the remainder of the ditch will involve sampling soil and water and possibly removing some contaminated soil at a nominal cost. The less likely, but more expensive, course of action would involve sampling soil and water, closing and securing the ditch with the possibility of some contaminated soil remaining in place, and subsequent monitoring for any migration of the contaminants. This remediation would cost approximately $1.1 million for closure with post-closure monitoring costs over thirty years of $2.8 million. Also, the Company agreed to a $1.1 million civil penalty which has been paid as of July 31, 1997.

         The Company settled with the Alabama Department of Environmental Management during 1994 for all outstanding air and water violations and the Company believes that its facility now operates, as a general matter, in substantial compliance with existing air emission regulations and its water discharge permit.

         The Company has been contacted by the U.S. Department of Justice, at the request of the Environmental Protection Agency, for alleged violations of its water discharge permit. Since December 21, 1994 there have been exceedances of certain of the permit limits, but the Company asserts that these have been sporadic and non-continuous, and the Company has taken, and continues to take, appropriate remedial measures. The Company has opened discussions with the Justice Department in an attempt to settle these claims; however, at this time it is not possible to predict what level of penalties, if any, the Justice Department will seek or when agreement will be reached with the Company.

         The Company has also been contacted by the U.S. Department of Justice, at the request of the Environmental Protection Agency, for alleged contribution to the contamination of sediments in Black Creek and Lake Gadsden (where Black Creek empties). The Environmental Protection Agency is requesting that the Company either fund or participate in the remediation of the contaminated sediments involved. In order to define the scope and potential cost of the remediation, the Environmental Protection Agency must perform an Engineering Evaluation/Cost Analysis and this study has yet to be commenced. As a consequence, it is not possible to predict the potential liability associated with the alleged contamination of Black Creek and Lake Gadsden. The Company has nevertheless opened preliminary discussions with the Justice Department and the Environmental Protection Agency regarding its claims, although, at this time it is not possible to predict what the Company's allocated share of the costs of remediation will be and whether it will be possible to reach agreement with the Government regarding those costs.

         Though the Company believes that it has adequately provided for the cost of all known environmental conditions, the applicable agencies could insist upon different, and possibly more costly, remediative measures than those believed by the Company to be adequate or required by existing law. At July 31, 1997 the Company has accrued $692,000 for unresolved environmental matters and does not expect that the final resolution of any such matters would have a material adverse effect on the Company's financial position, results of operations or liquidity.

         The Company's expenditures for environmental capital projects aggregated $0.9 million for the quarter ended July 31, 1997, and $3.0 million for the nine months ended July 31, 1997.

         The Company is involved in litigation arising from its normal operations, including employee matters, the resolu- tion of which is not expected to have a significant effect on the Company's financial position, results of operations or liquidity.


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

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement on Accounting Standards No. 128, Earnings Per Share, which is required to be adopted for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share. Basic earnings per share under the new requirements differs from primary earnings per share under current quidelines in that it only includes the weighted average common shares outstanding and does not include any dilutive securities in the calculation. Diluted earnings per share under the new standard differs only in certain minor calculations compared to fully
diluted earnings per share under the existing standard.   This change would not
currently have an impact on the Company's financial statements except for the calculation of earnings per share for the third quarter ended July 31, 1996. Basic earnings per share for that quarter would increase to $.20 per share while diluted earnings per share would remain at $.19 per share. For all other periods presented this change would have no effect because the Company's stock warrants have been antidilutive for those periods due to losses.


NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement on Accounting Standards No. 130, Reporting Comprehensive Income, which requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997, and the impact on the Company's financial statements has not been determined.

         Additionally, in June 1997, the FASB issued Statement on Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires that an enterprise (a) report financial and descriptive information about its reportable operating segments, (b) report a measure of segment profit or loss, certain specific revenue and expense items and segment assets with reconciliation of such amounts to the financial statements of the enterprise and (c) report information about revenues derived from the Company's products or services and information about major customers. This Statement is effective for fiscal years beginning after December 15, 1997, and the impact on the Company's financial state- ments has also not been determined.

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

THREE MONTHS ENDED JULY 31, 1997 COMPARED TO THREE MONTHS ENDED JULY 31, 1996

         Net Sales. Net sales decreased 5.3% to $108.4 million for the three months ended July 31, 1997 from $114.5 million for the comparable period in 1996. This decrease in revenues was primarily the result of a 8.6% decrease in shipments of flat rolled products from 271,620 net tons during the 1996 period to 248,340 net tons during the 1997 period. Sales volume was lower due to planned outages of production facilities during May and June of 1997. This decrease in revenues due to the lower sales volume was partially offset by an increase in the average selling price of flat rolled products to $425 per ton for the 1997 period from $419 per ton for the comparable period in 1996. This increase in average selling price resulted from improved transaction prices and an improved shipping mix.

         Cost of Goods Sold. Cost of goods sold, excluding depreciation, decreased 1.3% to $98.8 million for the 1997 period from $100.0 million during the 1996 period. As a percentage of net sales, cost of goods sold, excluding depreciation, increased to 91.1% from 87.3%. This increase was due to higher hourly labor costs and allocated fixed costs during planned outages of facilities which more than offset the benefits from the Company's cost reduction programs. Average manufacturing costs for flat rolled products increased to $384 per ton during the 1997 period from $365 per ton in the 1996 period. Depreciation expense was $4.5 million in the 1997 period compared to $3.6 million in the 1996 period. This increase was largely due to continuing expenditures for the Company's capital improvement program.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3.9 million, or 3.6% of sales, in the 1997 period from $3.4 million, or 3.0% of sales in the 1996 period. This increase was primarily due to higher staffing costs, increased employee benefit plan costs and noncapitalized costs relating to the Company's business process improvement initiative.

         Write-down of Fixed Assets. During the third quarter of fiscal 1997, management decided to close the blooming mill in connection with the Company's capital improvement program and upgrading of its facilities. This closing should be completed in the fourth quarter of fiscal 1997, and the Company has recorded a non-recurring charge of $1.8 million for the related write-down of the associated fixed assets.

         Operating Profit. As a result of the changes in net sales, cost of goods sold, depreciation, selling, general and administrative expenses and the write-down of fixed assets discussed above, the Company recorded an operating loss of $0.5 million, or (0.5)% of net sales, in the 1997 period compared to an operating profit of $7.5 million, or 6.5% of net sales, in the 1996 period.

         Interest Expense. Interest expense, net of interest income, increased to $7.1 million in the 1997 period from $6.5 million in the 1996 period. This increase was almost entirely due to the higher average balance of borrowings under the Company's revolving credit agreement.

NINE MONTHS ENDED JULY 31, 1997 COMPARED TO NINE MONTHS ENDED JULY 31, 1996

         Net Sales. Net sales decreased 1.3% to $326.6 million for the 1997 period from $331.0 million for the 1996 period. The Company realized a 2.9% increase in the average selling price of flat rolled products from $414 per ton during the 1996 period to $426 per ton during the first nine months of fiscal 1997; however, this increase in average selling price was more than offset by a decrease in net tons shipped of 4.3% from 789,290 tons during the 1996 period to 755,170 tons during the comparable period in 1997. The increase in average selling price resulted from improved transaction prices and an improved shipping mix. The decrease in net tons shipped was primarily due to planned outages of production facilities during fiscal 1997.

         Cost of Goods Sold. Cost of goods sold, excluding depreciation, decreased 1.7% to $289.8 million for the 1997 period from $295.0 million for the 1996 period. As a percentage of net sales, cost of goods sold, excluding depreciation, decreased to 88.7% for the 1997 period from 89.1% for the comparable period in 1996. This decrease was primarily due to improved productivity and to early benefits of the Company's cost reduction programs despite being largely offset by higher natural gas prices, higher hourly labor costs and the effect of continuing fixed costs during planned outages of production facilities. Average manufacturing costs for flat rolled products increased to $376 per ton during the 1997 period from $367 per ton during the 1996 period. Depreciation expense increased to $14.1 million in the 1997 period compared to $11.8 million in the 1996 period. This increase was primarily due to the Company's continuing capital expenditures for the replacement, upgrading and improvement of manufacturing facilities and equipment.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $11.0 million, or 3.4% of sales, during the 1997 period from $11.5 million, or 3.5% of sales during the 1996 period. This improvement was primarily due to lower selling expenses and to lower state sales and use tax expense resulting from the Company's being awarded "Enterprise
Zone" status by the State of Alabama and the resulting recovery of prior period payments. Largely offsetting those decreases were higher staffing costs, increased benefit plan costs and noncapitalized costs related to the Company's business process improvement initiative.

         Write-down of Fixed Assets. As was discussed above, during the third quarter of 1997 management decided to close the blooming mill in connection with the Company's capital improvement program and upgrading of its facilities. This closing should be completed in the fourth quarter of fiscal 1997, and the Company has recorded a non-recurring charge of $1.8 million for the related write-down of the associated fixed assets.

         Operating Profit. As a result of the changes in net sales, cost of goods sold and depreciation, operating profit decreased to $10.0 million, or 3.1% of net sales, in the 1997 period, from $12.5 million, or 3.8% of net sales, in the 1996 period.

         Interest Expense. Interest expense, net of interest income, increased to $20.3 million during the 1997 period from $18.2 million during the comparable period in 1996. This increase was primarily due to the higher average balance of borrowings under the Company's revolving credit agreement.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital requirements consist of capital expenditures and debt service. The Company makes capital expenditures for the replacement of existing plant and equipment, compliance with environmental regulations, and the upgrading and improvement of manufacturing facilities. The Company's capital expenditures for the nine months ended July 31, 1997 were $27.1 million compared to $18.4 million in the nine months ended July 31, 1996. For fiscal year 1997, the Company expects capital expenditures, excluding capitalized interest, to total approximately $7.7 million for replacement and environmental projects and expenditures relating to upgrading and improvement of facilities to total approximately $26.2 million.

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

         Also, in connection with the acquisition, the Company entered into an agreement described as the Revolving Credit Facility, which provided the Company with a credit facility of $70 million, subject to a borrowing availability formula applied to eligible accounts receivable and inventory of the Company and a requirement to maintain borrowing availability of not less than $10 million at all times. The Revolving Credit Facility requires the Company to maintain a ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to Cash Interest of 1.0 to 1.0 for the preceding twelve month period measured at the end of each of the Company's fiscal quarters and, under certain circumstances, to meet additional financial covenants. At July 31, 1997, approximately $40.0 million was borrowed under the Revolving Credit Facility.

         At the time of the acquisition, GSS Holdings Corp. issued certain promissory notes (the "Holdings Notes") to Capital Resources Lenders II, L.P. as part of a related transaction. Although the Company has no obligation with respect to the promissory notes, GSS Holdings Corp. is required to make payments thereon in accordance with the respective terms thereof, for which the sole source of funds is expected to be dividend distributions or loans from the Company. The Holdings Notes require Holdings to cause the Company to pay dividends to Holdings to the maximum extent allowed under the terms of the Indenture and applicable law (until the Holdings Notes are repaid in full). No dividends are payable by the Company as of July 31, 1997. In addition, in connection with the Acquisition, Holdings issued a promissory note to the seller ( the "Seller Note"), for which the sole source of funds is also expected to be dividend distributions or loans from the Company. There have been no cash payments required or made on the Seller Note through July 31, 1997.

         The Company's net cash provided by operations was $5.3 million during the first nine months of fiscal 1997, compared to cash used by operations of $3.4 million for the nine months ended July 31, 1996. The primary cause of this increase in cash provided by operations was the large decrease in accounts payable and other accrued liabilities during the first nine months of fiscal 1996 compared to the much smaller decrease in these amounts during the same period of fiscal 1997. This effect was partially offset by a greater increase in inventories during the same period in fiscal 1997 than during the same period in fiscal 1996.

         The Company has incurred operating losses in the current and prior years. An anticipated outage to rework the blast furnace will be necessary in either fiscal year 1998 or 1999, and this outage will impact operating results at that time. Although the Company is initiating cost reduction measures and expects to realize benefits in operating performance from its capital improvement program, there can be no assurance that any of these improvements will result in the full realization of the recorded deferred tax assets. Considering these factors, the Company has established a valuation allowance of $2.5 million relating to the net deferred tax assets. The Company will continue to evaluate the need for a change in the valuation allowance on a quarterly basis.

         The Company believes that future cash flows from operations, together with borrowings available under the Revolving Credit Facility, will provide the Company with sufficient liquidity and capital resources to conduct its future business activities (including its capital investments) and to meet its cash interest payment requirements. Although the Company is continuously instituting cost reduction initiatives and expects to benefit from improved operating performance related to its capital investments, there can be no assurance that any or all of these potential savings will be realized. Failure to achieve these cost reduction initiatives or improve operating performance through these capital investments could adversely affect the financial results or liquidity of the Company in the future. In addition, external factors affect the Company's market and related transaction prices for its products as well as its cost structure for outside purchases (i.e. ore, natural gas, electricity, etc.). Unfavorable price movements in these items, among others, could adversely affect the Company's financial results and its ability to maintain compliance with the required restrictive covenants in the Revolving Credit Facility. In the event that the Company's financial results and/or borrowing availability under the Revolving Credit Facility were so affected, the Company's liquidity and capital resources could be adversely affected.

PART II     OTHER INFORMATION


ITEM  6  -  EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

   A.         EXHIBIT:  Exhibit 27  -  Financial Data Schedule

   B. No Exhibits on Form 8-K were filed by the Company during the three months ended July 31, 1997.

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


                                GULF STATES STEEL, INC. OF  ALABAMA
                                -----------------------------------
                                          (registrant)


                                By: /s/ John D. Lefler
                                    -----------------------------------
                                    John D. Lefler
                                    President & Chief Executive Officer
                                    (Principal Executive Officer)



Dated: September 15, 1997       By: /s/ Jack R. Collins
                                    -----------------------------------
                                    Jack R. Collins
                                    Senior Vice President & Chief
                                    Financial Officer
                                    (Principal Financial and Accounting
                                    Officer)