Form 10-K
period 1997-10-31
GULF STATES STEEL INC /AL/
filed 1998-01-23
CIK 945530

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)

  X  Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange
----
Act of 1934 for the Fiscal Year ended October 31, 1997.

                                      OR

     Transition report pursuant to Section 13 or 15 (d) of the Securities
----
Exchange Act of 1934 for the transition period from __________________ to
___________________

Commission file Number 33-92496
                       ------------

                      GULF STATES STEEL, INC. OF ALABAMA
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

Alabama                                                          63-114 1013
-----------------------------------------------------------      ---------------------------------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

174 South 26th Street
Gadsden, Alabama                                                 35904-1935
-----------------------------------------------------------      ---------------------------------
(Address of principal executive offices)                         (Zip Code)

                                (205) 543-6100
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X       NO
                              ---------     ---------

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K                            [  ]

At the date of this filing, there were 3,610,000 shares of $.01 par value common stock outstanding, all of which was owned by GSS Holding Corp. No voting stock is held by nonaffiliates nor traded on an established public trading market.

Documents incorporated by reference:
1) Schedule 14A - Proxy Statement dated January 23, 1998, incorporates by reference information required by Part III.

                      GULF STATES STEEL, INC. OF ALABAMA
                                   FORM 10-K

                               TABLE OF CONTENTS

Item                                                                                           Page
----                                                                                           ----
                                              Part I

1.  Business ................................................................................... 1
2.  Properties.................................................................................. 9
3.  Legal Proceedings...........................................................................10
4.  Submission of Matters to a Vote of Security Holders.........................................10

                                              Part II

5.  Market for the Registrant's Common Equity and Related Stockholder Matters...................10
6.  Selected Financial Data.....................................................................11
7.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations.................................................................12
8.  Financial Statements and Supplementary Data.................................................19
9.  Changes In and Disagreements with Accountants on
      Accounting and Financial Disclosure.......................................................44

                                             Part III

10. Directors and Executive Officers of the Registrant..........................................44
11. Executive Compensation......................................................................44
12. Security Ownership of Certain Beneficial Owners and Management..............................44
13. Certain Relationships and Related Transactions..............................................44

                                              Part IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................45

Forward - Looking Statements
----------------------------

     This Annual Report on Form 10-K may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause results to differ materially from those described in the forward-looking statements. There can be no assurance that actual results or business conditions will not differ materially from those anticipated or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the size and timing of significant orders, as well as deferral of orders, over which the Company has little control; the variation in the Company's sales cycles from customer to customer; increased competition posed by other steel producers, both domestic and foreign; changes in pricing policies by the Company and its competitors; the need to secure or build manufacturing capacity in order to meet demand for the Company's products; the Company's success in expanding its sales programs and its ability to gain increased market acceptance for its existing product lines; the ability to complete its capital investment program and successfully produce its products; the potential for significant quarterly variations in the mix of sales among the Company's products; the gain or loss of significant customers; shortages in the availability of raw materials from the Company's suppliers; fluctuations in price and availability of energy; the costs of environmental compliance and the impact of government regulations; the Company's relationship with its work force; the restrictive covenants and tests contained in the Company's debt instruments, which could limit the Company's operating and financial flexibility; and general economic conditions.



                                    PART I
                                    ------

ITEM 1.   BUSINESS
-------   --------

     Gulf States Steel, Inc. of Alabama (the "Company") owns and operates a fully integrated steel mill in Gadsden, Alabama, which has been a leading producer of steel products in the Southern United States since its inception in 1904. The Company manufactures a wide range of hot-rolled, cold-rolled and galvanized steel sheet and plate products and has an annual finished steel production capacity of approximately 1.0 million tons. For the fiscal year ended October 31, 1997, the Company shipped approximately 331,000 tons of hot-rolled sheet, 157,000 tons of cold-rolled sheet, 148,000 tons of galvanized sheet, and 378,000 tons of plate products, resulting in sales of approximately $436.5 million, and operating profit per ton shipped of approximately $10.

     During its over 90 years of service to the Southern market (consisting of the states of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas), the Company has developed a number of long-standing customer relationships by providing quality products and excellent customer service. The Company's relationships with many of its approximately 300 customers, the largest of which accounted for less than 10% of sales in fiscal 1997, span more than 25 years. Unlike large steel companies which often sell up to 20% of their output to a single national automotive or appliance customer, the Company sells its products to a much more diversified customer base. Representative end users of the Company's sheet products include manufacturers of commercial and residential building products, water heaters, lawn and garden equipment, liquid propane tanks, recreational equipment, furniture and culvert pipe. End users of the

Company's plate products include manufacturers of storage tanks, ships, railway cars, highway and railroad bridges and other types of industrial and construction equipment.

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

     The Company's principal executive offices are located at 174 South 26th Street in Gadsden, Alabama and its telephone number is (205) 543-6100.

Manufacturing Process

     The Gadsden mill is a fully-integrated steel mill, i.e., the steel-making process begins with iron ore and ends with a finished or semi-finished steel product. To begin the process, the Company purchases iron ore pellets, limestone and coal. The coal is subsequently processed into metallurgical coke in the Company's multi-oven, oxygen-free coke batteries. Then, iron ore pellets and limestone are added to the coke and are smelted together in the Company's blast furnace resulting in the manufacture of molten iron. The molten iron is placed into one of the Company's basic oxygen furnace ("BOF") vessels, together with steel scrap, where it is refined with oxygen to produce molten steel to the chemical specifications of a particular customer. In the ladle metallurgy facility ("LMF"), certain metallic alloys, which impart their own particular metallurgical qualities, are added to the molten steel. The molten steel is then poured into the continuous caster for casting into steel slabs. These slabs are later reheated and hot-rolled into coiled sheet products in the hot strip mill, or into flat plates in the plate mill. Coiled hot-rolled sheets may be further processed by a variety of finishing steps, which include cold rolling, annealing, temper rolling and galvanizing. Substantially all of the cold rolled and galvanized products are processed through the annealing and cold temper rolling finishing steps.

Customers and Markets

     The Company produces quality products in smaller volumes, narrower widths, and lighter gauges than its larger competitors. The Company believes that it is the largest supplier of steel plate and a major supplier of steel sheet products to steel service centers and original equipment manufacturers in the Southern market. The Company has developed a base of approximately 300 customers, the largest of which accounted for less than 10% of total shipments in fiscal 1997. The Company's relationships with many of its customers span more than 25 years.

     Although competitive pricing is a key factor in all customers' purchasing decisions, the Company believes that many customers regard the Company as their preferred supplier due to the levels of service and quality the Company provides. Lower freight costs, short lead times, timely deliveries, close proximity to certain key markets and an understanding of local markets contribute to the Company's competitive strength and its reputation for service. As one of only five steel sheet producers and two steel plate producers in the Southern market, the Company believes that it enjoys a significant competitive advantage compared to its more distant competitors which typically must absorb between $15 and $25 per ton of extra freight costs in order to compete in the Southern market.

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

Capital Investments

     Since 1986, the Predecessor and the Company have made significant capital expenditures to modernize facilities, increase manufacturing capacity, improve operating efficiencies, and maintain environmental compliance. The most important of these improvements were the installation of the single strand continuous caster and the LMF in 1990 and a major blast furnace upgrade and reline in 1989. These investments have allowed the Company to increase its production and shipping rates from 864,000 tons in fiscal 1989 to 1,014,000 tons in fiscal 1997. During fiscal 1997, the Company completed modernization of its hot strip mill and modification of its continuous caster at a cost of approximately $14.4 million.

     Management has identified several capital investment opportunities which it believes will allow the Company to further reduce production costs, increase production and shipping capacity, and improve product quality. The most significant investment opportunities include: (i) installation of additional galvanizing capacity, (ii) new bosh technology at its blast furnace and (iii) other projects including the upgrading of the plate mill to improve plate product quality and increase production capability. The Company estimates that the foregoing investments will cost in excess of $40 million and will be initiated at various times during fiscal 1998 and 1999. The Company is in the process of trying to obtain the financing for these projects and, if successful, is targeting completion by fiscal year 2000. As a result of these investments, the Company believes it will be able to increase its annual production and shipping capacity, further reduce costs, enhance product quality, improve its product mix and, thereby, increase profitability (assuming other factors remain constant).


Raw Materials, Energy and Related Services

     The Company is an ore-based integrated steel producer that purchases its raw materials in the open market from multiple sources through competitively bid contracts.


Iron Ore. The Company uses iron ore pellets and lump iron ore to produce the iron used in its steel-making operations. The Company currently obtains virtually all of its iron ore from two suppliers (one

Canadian and one Venezuelan) at or below prevailing world market prices. The iron ore is shipped to Mobile, Alabama by seagoing vessels, where it is unloaded at the Alabama State Docks. The majority of the pellet and lump ore inventory is held at this location until needed by the Company. The ore is then loaded into dedicated unit trains and delivered to Gadsden by rail.

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

Limestone. The Company uses limestone to produce molten iron in the blast furnace. The Company obtains its limestone, by truck, from three suppliers in Alabama pursuant to short-term supply contracts or in spot buys. As limestone is abundant in Alabama, the Company has not had, nor does it expect to have, any availability problems in the future.

Oxygen. The Company's steel operations consume large amounts of oxygen. The Company purchases its oxygen from an air separation plant located on the Company's premises (the "Oxygen Facility") which is owned and operated by the oxygen supplier. The Company's contract to purchase oxygen from the Oxygen Facility expires in December 2012.

Scrap. The Company's basic oxygen furnace consumes up to 30% of its metallic charge in the form of scrap steel. Approximately 40% of that charge is recycled from the Company's internal operations. The remainder is purchased through dealers in the open market. While the growth of electric arc furnace based mini-mills has created pressures on the availability and cost of scrap, the Company foresees no difficulty in obtaining sufficient scrap to support its operations.

Energy. The Company purchases the majority of its electrical requirements from Alabama Power Company under an open-ended contract. This contract provides for price increases tied to the cost of fuels used by the utility to produce electricity, which must be approved by the Public Service Commission of Alabama. The Company co-generates approximately 20% of its electric power requirement. Historically, the Company has been adequately supplied with electricity and does not anticipate any curtailment in its operations resulting from energy shortages.

     Natural gas, which the Company uses in its reheat operations, is purchased at spot prices at the wellhead in the Southeastern United States and is transported to the mill through local pipeline distribution networks pursuant to transmission contracts. Historically, the Company has been adequately supplied with natural gas. During the winter of 1997, however, the Company incurred significantly higher prices for natural gas than had been experienced historically, and these higher prices had an adverse impact on the Company's financial results. The Southeast region of the United States has substantial deposits of natural gas, and the Company expects an adequate supply of natural gas to be available.

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

     The only other integrated mill in the Southern market is the Fairfield Works, U.S.S. Division of USX Corporation, located in Fairfield, Alabama ("USX-Fairfield"). This mill produces galvanized, cold-rolled and hot-rolled bands and tubular products. USX-Fairfield produces over two million tons of steel per year and specializes in wider galvanized and cold-rolled steel products than the Company. USX-Fairfield does not currently produce any steel plate products.

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

     The three mini-mills located in the Southern market, Nucor Corporation ("Nucor"), located in Hickman, AK and Berkeley, SC and Tuscaloosa Steel Corp. ("Tuscaloosa") located in Tuscaloosa, AL generally do not compete directly with the Company. Nucor's Hickman mill produces approximately 1.4 million tons of hot-rolled sheet products per year. Whereas the Company produces hot-rolled sheet in gauges of .056 to .312 inches and with a maximum width of 48 inches, Nucor's Hickman mill produces primarily hot-rolled sheet in gauges of .071 to
 .625 inches and in widths of 48 to 61 inches. Nucor's Hickman mill does not currently produce any steel plate products or galvanized sheet products. Nucor-Hickman is currently installing galvanizing and cold rolling facilities. When online by the first quarter of 1999, Nucor-Hickman will have 500,000 to 600,000 tons of hot-dip galvanize and 700,000 to 800,000 tons of cold rolling capacity, depending on product mix. Pickling facilities are also being added in this expansion. Nucor will sell the 500,000 to 600,000 tons of galvanized to the building and agricultural markets and will consume 100,000 to 150,000 tons of cold roll in their own Vulcraft division.

     Nucor has also just completed its Berkeley mini-mill which is now operational. This plant has 1.8 million tons of annual capacity with expansion capability to 2.5 million tons. Nucor's stated plan is to sell 40% of this output as hot band down to .053 inches thick and the balance as cold rolled plus some pickled and oiled. Nucor-Berkeley expects to complete galvanizing facilities by mid-1998.

     Tuscaloosa, owned by British Steel America Inc., has normally produced approximately 500,000 tons of hot-rolled sheet and plate products per year. Recent plans call for less production of hot roll and the production of discrete plate up to 2.5 inches. The Company believes that its hot-rolled sheet and plate products are of higher quality than Tuscaloosa's products as the rolling of both hot-rolled and plate products as well as conversion of stainless steel are performed on a single mill, Tuscaloosa is a relatively limited supplier. The Tuscaloosa mill does not currently produce any galvanized or cold-rolled sheet products. Tuscaloosa has recently completed a capital expenditure program designed to allow it to produce its own slabs and increase its annual production capacity by a minimum of 200,000 tons. This program will also allow Tuscaloosa to reduce costs and increase capacity, however, product scope and quality will not be substantially effected.

     A new mini-mill, known as Trico Steel Company ("Trico"), has been constructed by a joint venture consisting of LTV, British Steel plc. and Sumitomo Metal Industries, Ltd. This mill began operations during 1997, but according to published reports, has been slow to come up to production capacity. Unlike the existing mini-mills located in the Southern market, the Trico mill has equipment capable of producing light-gauge hot-rolled products. The Trico mini-mill is expected to have an annual capacity of 2.2 million tons. The Company believes that this mini-mill will focus on a different product mix than that which is currently produced by the Company.

     Since purchased steel scrap represents only 15% of the Company's raw material, compared to 100% for its mini-mill competitors, and the Company's blast furnace facility produces molten iron at a cost less than scrap, the Company enjoys a cost advantage over mini-mills at the liquid steel stage of each process. Management believes that, at current scrap steel price levels, the Company's current cost structure will be competitive with its mini-mill competitors in the Southern market.

     Historically, foreign steel producers were considerable competitors through their aggressive pricing policies. Foreign steel producers currently provide commodity products such as hot bands and a limited range of plate products. Most of these products are routed to service centers. The Company differentiates itself from its foreign competitors by offering shorter lead times and a broader range of products; however, in 1996 actions by steel producers in Russia, the Ukraine, South Africa and China prompted the Company and another domestic producer to file anti-dumping actions with the International Trade Commission against those nations. Those actions charged that steel plate is unfairly being delivered to U.S ports at prices less than the cost to produce those products. On December 2, 1997, the International Trade Commission ruled in favor of the petitioners by a unanimous vote and limited the amount of foreign steel plate that could be shipped into the United States from those countries. In addition, the ruling regulated the prices of foreign steel plate from those countries. The Company believes that this decision will reverse the negative impact which the illegal dumping had on results of operations during fiscal 1997.


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

     As of October 31, 1997, the Company had approximately 1,900 employees. . Substantially all of the Company's hourly employees and 47 salaried office and clerical employees are represented by the United Steel Workers of America (the "USWA"). In April 1993, the Predecessor completed negotiation of a collective bargaining agreement with the USWA which expired on April 1, 1996. This collective bargaining agreement allowed the Company to reduce and redeploy its hourly workforce and established a "gain-sharing" program that permits employees to increase their compensation based upon productivity (as measured by man-hours per ton). On April 1, 1996, the Company agreed upon a contract with the USWA which replaced the previous contract expiring on that date. The new contract is for a term of 54 months expiring on October 1, 2000. It includes wage increases, certain benefit increases including other postretirement benefits, changes to local work rules, language restricting the Company from participation in non-represented businesses and gives the USWA representation on the Company's strategic planning committee. Although the Predecessor experienced a 1 1/2 day work stoppage in 1989, it has not experienced any work stoppages since, and the Company believes that it has satisfactory relationships with its union-represented employees and the USWA.

     In accordance with its collective bargaining agreement with the USWA, the Company's profit sharing obligations are based on earnings before taxes, extraordinary items and certain other defined adjustments. The Company is required to contribute each year to the profit sharing pool 16.5% of earnings to its hourly employees and 9.75% of earnings to its salaried employees. During fiscal years 1996 and 1997, the Company granted profit sharing to employees of its consolidated subsidiary, Alabama Structural Beams, Inc. ("ASBI"). During fiscal year 1995, profit sharing payments were made to employees of both the Company and ASBI. Profit sharing payment obligations for the years ended October 31, 1997, 1996 and 1995 approximated $10,000, $139,000 and $13,021,000, respectively.

     The Company provides a defined contribution plan for its hourly employees and a 401(k) savings and investment plan for both hourly and salaried employees. The Company annually funds its obligations under the defined contribution and 401(k) plans. There are no other pension plans. Effective April 1, 1996, the Company initiated and sponsors a defined benefit health care plan that provides postretirement medical benefits to full-time employees who have worked 30 years, or have reached the age of 60 with 15 years of service or have reached the age of 65 while in service with the Company.

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

     During 1992, the U.S. Environmental Protection Agency ("EPA") asserted that a waste water ditch system on the Company's property should be remediated and closed. At October 31, 1994, the Predecessor had remediated a portion of the ditch. The Company believes that the most probable course of action for the remainder of the ditch will involve sampling soil and water and possibly removing some contaminated soil at a nominal cost. The less likely, but more expensive course of action would involve sampling soil and water, closing and securing the ditch with the possibility of some contaminated soil remaining in place, and monitoring for any migration of the contaminants. This remediation would cost $1.1 million for closure with post-closure monitoring costs over thirty years of $2.8 million. The Predecessor also agreed to a $1.1 million civil penalty, of which $300,000 was to be offset by future capital expenditures, related to this issue. As of October 31, 1996, the $800,000 penalty had been paid. Subsequently, the $300,000 of capital expenditures were not approved by the EPA, and during fiscal year 1997 the Company made an additional penalty payment of that amount plus interest.

     The Predecessor settled with the Alabama Department of Environmental Management ("ADEM") during 1994 for all outstanding air and water violations, and the Company believes that its facility now operates, as a general matter, in substantial compliance with existing air emission regulations and its water discharge permit, subject, however, to the matters set forth below.

     The Company faces an enforcement action under the Clean Water Act. The U.S. Department of Justice notified the Company that it, at the request of the EPA, was prepared to take "appropriate enforcement action in federal court" against the Company for alleged violations of its water discharge permit, and invited the Company to discuss a possible settlement prior to filing suit. The Company opened discussions with the Justice Department in an attempt to settle these claims. These discussions have resulted in substantial agreement as to certain additional upgrades to the Company's waste water treatment system; however, no agreement has been reached as to civil penalties for past violations. On August 28, 1997, while negotiations were ongoing with the Justice Department, a 60-day notice of intent to file a citizen suit under the Clean Water Act was sent by one Johnny Williams, a resident of Rainbow City, Alabama. Prior to expiration of the 60-day period, the Justice Department filed its action under the Clean Water Act, thus precluding the citizen suit (see United States v. Gulf States Steel. Inc., CV 97-S-2755-M filed October 17, 1997). On October 27, 1997, Mr. Williams moved to intervene in the government's action. Despite the filing, the Company and the Justice Department are still exploring possible settlement of the civil penalty. The Clean Water Act provides for civil penalties of up to $25,000 per day for violations occurring before January 30, 1997 and $27,500 per day for violations occurring on or after January 30, 1997. At this time it is not possible to predict what level of civil penalties the Justice Department will ultimately seek for these exceedances, or when agreement will be reached with the Company.

     During negotiations with the Justice Department over the Clean Water Act matter described above, the Justice Department raised remediation of Black Creek as a possible issue. The EPA is now investigating Black Creek and has performed sampling in Black Creek and Lake Gadsden. Sampling results thus far indicate levels of metals, primarily lead and zinc, in the sediment of Black Creek and in certain locations in Lake Gadsden. The levels of metals in the sediment generally increase with depth, indicating historical discharges are a greater contributor to the elevated levels. The EPA has made no determination of what remediation, if any, will be necessary. The EPA has indicated another round of sampling will be performed to define the scope of the potential remediation. The Company has expressed its position to the EPA that its contribution, if any, to the sediment findings is divisible, and that apportioned, rather than joint and several liability, is appropriate. Additionally, the Company's relative contribution, if any, to the sediment results must be further reduced to the extent that it is the result of a federally permitted discharge. The combined effect of the Company's analysis is that any potential liability that is assignable to it is so small as to be de minimis. Given current information, it is not possible to predict the scope or cost of any potentially required remediation of Black Creek and/or Lake Gadsden, nor is it known whether the Company's analysis regarding its potential liability will be accepted.

     On February 20, 1996, ADEM issued a Notice of Violation ("NOV") to the Company for continuing violation of opacity limits from the combustion stacks of the coke ovens, and included in the NOV a requirement that the Company install continuous opacity monitors in the stacks. The Company appealed this requirement, and it was subsequently withdrawn by ADEM on the condition that the Company employ an independent contractor to conduct visible emission readings on the stacks. The Company complied with this condition. While there has been no renewed request by ADEM that the Company install opacity monitors, ADEM has, in subsequent NOV's, identified such monitors as a possible future requirement. The Company has taken the position, in its communications with ADEM, that the installation of such monitors on its existing stacks is not feasible; however, it is not currently possible to predict whether ADEM will again attempt to require that continuous opacity monitors be installed in the coke oven combustion stacks.

     For the fiscal years ended October 31, 1997 and 1996 and during the periods from April 21, 1995 to October 31, 1995 and from November 1, 1994 to April 20, 1995, capital expenditures for environmental projects were $4.1 million, $6.4 million, $4.0 million and $2.9 million, respectively, and environmental compliance expenses were $6.0 million, $5.8 million, $2.5 million and $3.1 million, respectively. The Company currently estimates that expenditures for environmental capital projects in fiscal 1998 will be approximately $3.1 million. As of October 31, 1997, the Company has accrued $750,000 for unresolved environmental matters.

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


ITEM 2.   PROPERTIES
-------   ----------

     The mill is located on approximately 800 acres in Gadsden, Alabama, which is approximately 120 miles west of Atlanta, Georgia and 60 miles northeast of Birmingham, Alabama. The mill comprises an aggregate of approximately 3.1 million square feet of floor space and primarily consists of two batteries of 65 coke ovens each, a blast furnace, two BOF vessels, the LMF, the continuous caster, a plate mill, a 54" hot strip mill, 54" and 58" temper mills, a 54" tandem mill, and galvanizing and pickle lines. The Company's current iron production capacity of 90,000 tons per month limits the Company's in-house slab production to 96,000 tons per month ("TPM"), yielding an in-house capacity of 82,000 TPM of finished steel products. Since the finishing end of the Company's operation has a higher relative capacity (96,000 TPM) than the caster (90,000
TPM), the Company has from time-to-time purchased steel slabs in the open market at a higher cost than its internal production costs in order to increase product shipments.

     Although the Company will be required to make the significant capital expenditures discussed above, the Company believes that its facilities and equipment are well-maintained, in good operating condition and, in general, suitable for the Company's purposes and adequate for its present operations.


ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

     Other than the environmental proceedings described in Item 1 above, the Company is not a party to any significant pending legal proceedings other than litigation incidental to its normal business, including employee matters. The Company believes that these proceedings will not have a significant effect on its financial position, results of operations or liquidity. The majority of such non-environmental claims against the Company are ordinarily covered by insurance. There can be no assurance, however, that insurance will be available in the future at reasonable rates.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

     Not Applicable.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------   ---------------------------------------------------------------------

     The Company's Common Stock, par value $.01 per share, is not traded on an established public trading market. As of the date of this filing, there was one stockholder of record, GSS Holding Corp. ("Holdings"). Holdings has issued Senior Subordinated Notes ("Notes") and, although the Company has no obligation with respect to these Notes, the sole source of funds for the repayment of these Notes are dividends from the Company. The Notes require Holdings to cause the Company to pay dividends to Holdings to the maximum extent allowed. No dividends were declared during fiscal 1997.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------
         (dollars in millions except per share and per ton data)

                                                              (Successor)                            (Predecessor)
                                         -----------------------------------------------------------------------------------------
                                                                        For the Period    For the Period
                                                Fiscal Year Ended       April 21, 1995     Nov. 1, 1994        Fiscal Year Ended
                                                   October 31,          to October 31,      to April 20,          October 31,
                                         ----------------------------   --------------    ---------------   ----------------------
                                               1997           1996           1995              1995            1994        1993
                                               ----           ----           ----              ----            ----        ----
Income Statement Data:
  Net sales                              $    436.5     $    454.3      $   255.8          $  232.6       $   457.4   $   361.6
  Cost of goods sold, excluding
    depreciation                              389.8          399.6          204.3             180.4           376.4       314.1
  Effect of inventory write-up                    -              -           13.2                 -               -           -
  Depreciation                                 18.4           15.3            7.3               8.7            17.7        15.9
  Selling, general and administrative
    expenses                                   16.2           15.3           10.6              11.2            15.6        21.5
  Write-off of blooming mill                    1.8              -              -                 -               -           -
  Profit sharing(1)                               -             .1            5.8               7.2               -           -
                                         ----------     ----------      ---------          --------       ---------   ---------
  Operating profit                             10.3           24.0           14.6              25.1            47.7        10.1
  Net interest expense                         26.9           24.7           12.4               5.2            14.3        15.0
                                         ----------     ----------      ---------          --------       ---------   ---------
  Income (loss) before income taxes
    and cumulative effect of
    accounting change                         (16.6)           (.7)           2.2              19.9            33.4        (4.9)
  Provision (benefit) for income taxes          (.8)           (.3)           1.0               7.1            12.6        (0.8)
                                         ----------     ----------      ---------          --------       ---------   ---------
  Income (loss) before cumulative
    effect of accounting change(2)       $    (15.8)    $      (.4)     $     1.2          $   12.8       $    20.8   $    (4.1)
                                         ==========     ==========      =========          ========       =========   =========

  Net income (loss) per share            $    (5.12)    $    (0.10)     $    0.33
  Dividends paid and declared per
    share                                         -              -      $    1.87
Balance Sheet Data:
  Total assets                           $    305.4     $    304.3      $   287.9          $  220.5       $   217.4   $   242.9
  Long-term debt (including current
    portion)                                  228.2          211.5          188.8              96.1            96.9       128.6
  Stockholders' equity and partners'
    capital                                    19.5           38.0           38.3              58.6            45.8        25.3
Other Data:
  EBITDA(3)                              $     33.8     $     41.3      $    21.9          $   34.0       $    66.1   $    26.9
  Capital expenditures                         31.1           25.6           16.8              11.6            16.9         7.0
  Ratio of earnings to fixed
    charges(4)                                   --             --            1.2x              4.5x            3.2x         --
  Net cash provided (used) by
    operations                           $     12.5     $      5.7      $     5.8          $   12.4       $    50.1   $    (3.4)
  Net cash used in investing
    activities                                (31.1)         (25.5)        (218.7)            (11.6)          (16.6)       (7.0)
  Net cash provided (used) by
    financing activities                       16.4           22.3          214.8              (0.8)          (33.9)       10.3
Operating Data:
  Total tons shipped (000s)                    1014           1075            602               512            1059         928
  Average selling price per ton
    shipped(5)                           $      423     $      417      $     420          $    448       $     421   $     385
  Average manufacturing cost per ton
    shipped(5)                                  375            365            331               338             343         332
  Operating profit per ton shipped(6)            10             22             46                49              45          11
  Average rated capacity
    utilization(7)                             95.4%          93.6%          98.7%             94.6%           95.9%       95.5%

(1) Profit sharing payments are made quarterly, and total 26.25% of income before deduction for profit sharing and income tax expense. Profit sharing payments were not made in fiscal 1993, which was a loss year, and were not required in fiscal 1994 under the collective bargaining agreement. Profit sharing payment obligations resumed on November 1, 1994. Profit sharing expenses would have been $9.5 million and $0.3 million for fiscal 1994 and the first quarter of fiscal 1994, respectively, had payments been required.
(2) Excludes $2.6 million of previously capitalized costs incurred for process reengineering which were written off in 1997 as the cumulative effect of an accounting change relating to the adoption of EITF 97-13. The effect of this accounting change was not material for years prior to 1997.
(3) EBITDA is defined as operating profit plus depreciation and amortization. The Company believes that EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements.
(4) Ratio of earnings to fixed charges is defined as income (loss) before income taxes and cumulative effect of accounting change plus amortization of debt issuance cost and interest expense divided by the sum of interest expense plus amortization of debt issuance costs. Earnings were insufficient to cover fixed charges in 1993, 1996 and 1997 by approximately $4.9 million, $0.7 million and $16.6 million, respectively.
(5) Excludes sales of coke by-products and sales by affiliates (Predecessor) or subsidiary (Successor). Accordingly, average selling price and average manufacturing cost per ton shipped are based on sales of flat rolled products only.
(6)  Excluding non-recurring effect of inventory write-up.
(7) Net tons of raw steel melted divided by the Company's estimated annual raw steel production capacity.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
         CONDITIONS AND RESULTS OF OPERATIONS
         ------------------------------------

     The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere in this Form 10-K.

Results of Operations

     To facilitate a comparison of the Company's operations with the results of the Predecessor, the following discussion and analysis as it relates to the Predecessor is based on pro forma statements of income prepared under the assumption that the Acquisition of the Predecessor and related issuance of the First Mortgage Notes (the "Notes") occurred at the beginning of the fiscal 1995 period.

     The pro forma statement of income presented below is for discussion purposes only and should not be construed to be indicative of the Company's results of operations had the Acquisition of the Predecessor and issuance of the Notes been consummated on the date assumed and does not project the Company's results of operations for any future period.

     The pro forma statement of income differs from the historical statement of income of the Predecessor due to the following adjustments: (i) inventory is costed on a FIFO basis instead of LIFO (the basis used by the Predecessor); (ii) a non-recurring cost of $13.2 million due to the write-up in inventory from the Predecessor's historical cost to fair value; (iii) a change in depreciation expense resulting from the increased cost basis of plant and equipment resulting from the allocation of the purchase price of the Company; (iv) management fees are adjusted to reflect the provisions of the Company's management agreement;
(v) additional amortization expense related to debt issuance cost of the First Mortgage Notes less the reversal of certain Predecessor amortization expense;
(vi) additional net interest expense based on the Company's debt structure;
(vii) the effect on profit sharing expense of the above adjustments; and (viii) the effect on tax expense of the above adjustments.

                                                                                                Pro-forma
                                                              Year Ended       Year Ended       year ended
                                                               Oct. 31,         Oct. 31,         Oct. 31,
                                                                 1997             1996             1995
                                                           ---------------  --------------   --------------
                                                                      (dollars in thousands)
Net sales............................................         $  436.5        $  454.3         $  488.4
Cost of goods sold, excluding depreciation...........            389.8           399.6            384.0
Effect of inventory write-up.........................                -               -             13.2
Depreciation.........................................             18.4            15.3             14.9
Selling, general and administrative expenses.........             16.2            15.3             19.5
Write-off of blooming mill assets                                  1.8               -                -
Profit sharing.......................................                -             0.1             12.2
                                                              --------        --------         --------
Operating profit.....................................             10.3            24.0             44.6

Other (income) expense:
         Interest expense............................             27.0            24.7             25.1
         Interest income.............................             (0.1)              -             (0.3)
                                                              --------        --------         --------
                                                                  26.9            24.7             24.8
                                                              --------        --------         --------
Income (loss) before income taxes and cumu-
    lative effect of accounting change...............            (16.6)           (0.7)            19.8
Provision (benefit) for income taxes.................             (0.8)           (0.3)             7.2
                                                              --------        --------         --------
Net income (loss) before cumulative effect
    of accounting change                                      $  (15.8)       $   (0.4)        $   12.6
                                                              =========       =========        ========


Fiscal Year Ended October 31, 1997 Compared to Fiscal Year Ended October 31,
1996

         Net Sales. Net sales decreased 3.9% to $436.5 million for the year 1997 from $454.3 million for the year 1996. This decrease was primarily caused by a 5.7% decrease in shipments of flat rolled products from 1,074,910 net tons in fiscal year 1996 to 1,013,970 in fiscal 1997. Sales volume was lower due to planned outages for upgrades at the Hot Strip Mill in April, May and June of 1997, as well as several unplanned outages at other production facilities. The decrease in revenues due to lower sales volume was partially offset by an increase in the average selling price for flat rolled steel from $417 per ton in the 1996 period to $423 per ton in the 1997 period. This 1.4% increase in average selling price resulted from an improved product mix as well as a slight increase in transaction prices.

         Cost of Goods Sold. Cost of goods sold, excluding depreciation, decreased 2.5% to $389.8 million for the year 1997 from $399.6 million for the year 1996, however, as a percentage of net sales, cost of goods sold, excluding depreciation, increased to 89.3% in 1997 compared to 88.0% in 1996. Most of this increase resulted from the aforementioned planned and unplanned outages at the mill, however, higher hourly labor costs, high natural gas prices, and higher raw materials prices, especially zinc, were only partially offset by benefits resulting from the Company's cost reduction programs. Average manufacturing costs for flat rolled products rose $10 per ton shipped from $365 in 1996 to $375 in 1997. Depreciation expense was $18.4 million in the 1997 period compared to $15.3 million in the 1996 period. This increase was primarily due to continuing expenditures for the Company's capital improvement projects.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $16.2 million, or 3.7% of net sales in 1997, from $15.3 million, or 3.4% of net sales in 1996. This increase was primarily due to higher staffing costs, increased employee benefit plan costs and costs relating to the Company's Year 2000 project initiatives.

         Write-off of Blooming Mill Assets. During the third quarter of fiscal 1997, the Company closed its blooming mill operation as part of its capital improvement program and upgrading of facilities. This closing resulted in a non-recurring charge of $1.8 million for the write-off of non-salvageable fixed assets associated with the blooming mill.

         Profit Sharing. Profit sharing amounted to $10,000 in 1997 compared to $139,000 in 1996. This amount was paid to employees of the Company's consolidated subsidiary, ASBI. No other profit sharing payments were required due to the consolidated net loss of the Company.

         Operating Profit. As a result of the changes in net sales, cost of goods sold, depreciation, selling, general and administrative expenses, write-off of blooming mill assets and profit sharing discussed above, operating profit decreased to $10.3 million, or 2.4% of net sales, in 1997, from $24.0 million, or 5.3% of net sales, in 1996. Excluding the non-recurring effect of the write-off of blooming mill assets, operating profit for 1997 would have been $12.1 million, or 2.8% of net sales.

         Interest Expense. Interest expense, net of interest income, increased to $26.9 million in the 1997 period from $24.7 million in the 1996 period. This was primarily due to an increase in the average revolving credit facility loan balance in fiscal 1997.

         Income Taxes. The benefit for income taxes increased from $0.3 million in fiscal 1996 to $0.8 million in fiscal 1997. This represents a drop in the effective rate of the Company's tax benefit from 42.2%in 1996 to 4.6% in 1997. This drop in the effective tax rate was primarily due to the establishment of a valuation allowance for the Company's deferred tax assets which reduced the tax benefit rate by 32.5%. The valuation allowance was established to recognize uncertainties in the full realization of the recorded deferred tax assets.


Fiscal Year Ended October 31, 1996 Compared to Pro-Forma Fiscal Year Ended October 31, 1995

         Net Sales. Net sales decreased 7.0% to $454.3 million for the year 1996 from $488.4 million for the year 1995. This decrease was primarily caused by a decrease in selling prices for flat rolled steel. The Company's average selling price on flat rolled products was down 3.8% at $417 per ton in the 1996 period, from $433 per ton in the 1995 period due to reduced transaction prices. Volume was reduced due to several unplanned outages at the mill, primarily as a result of the severe winter experienced in the Southeast resulting in natural gas curtailments to the mill. Additionally, the Company had planned outages at the Hot Strip Mill and Plate Mill during fiscal 1996 which further reduced production. As a result, shipments fell 3.7% in flat roll products to 1,074,910 tons in 1996 compared to 1,114,180 tons in 1995.

         Cost of Goods Sold. Cost of goods sold, excluding depreciation, increased 4.1% to $399.6 million for the year 1996 from $384.0 million for the year 1995. As a percentage of net sales, cost of goods sold, excluding depreciation, increased to 88.0% in 1996 from 78.6% in 1995. Approximately one-third of this increase resulted from the aforementioned planned and unplanned outages at the mill. Higher employment costs including the results of the new labor agreement with the USWA, natural gas prices, and raw material costs increased during fiscal 1996 resulting in average manufacturing costs for flat rolled products increasing to $365 per ton in 1996 from $335 in 1995. Depreciation costs were $15.3 million in 1996 and on a pro-forma basis $14.9 million in 1995.

         Effect of Inventory Write-up. At the time of the Acquisition, the purchase price allocated to inventory resulted in a $13.2 million write-up from the Predecessor's historical cost. The $13.2 million write-up was expensed as the inventory was sold during the period from April 21, 1995 to July 31, 1995. This is a non-recurring cost.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $15.3 million, or 3.4% of net sales in 1996, from $19.5 million, or 4.0% of net sales in 1995. This decrease was primarily due to lower sales and use tax expense of approximately $3.2 million. These reductions resulted from: (1) the Company's being awarded "Enterprise Zone" status by the State of Alabama thereby eliminating state sales and use taxes to the Company, (2) recovery of prior periods overpayments, and (3) reduced liabilities to city and county taxing authorities.

         Profit Sharing. Profit sharing amounted to $0.1 million in 1996 compared to $ 12.2 million in 1995. This amount was paid to employees of the Company's consolidated subsidiary, ASBI, who were not covered by a profit sharing plan in 1995. No other profit sharing payments were required due to the consolidated net loss of the Company.

         Operating Profit. As a result of the changes in net sales, cost of goods sold, effect of inventory write-up, depreciation, selling, general and administrative expenses, and profit sharing discussed above, operating profit decreased to $24.0 million, or 5.3% of net sales, in 1996, from $44.6 million, or 9.1% of net sales, in 1995. Excluding the effect of the above mentioned inventory write-up on a pro-forma basis, operating profit would have been $57.8 million, or 11.8% of net sales, in the 1995 period.

         Interest Expense. Interest expense, net of interest income, decreased to $24.7 million in the 1996 period from $24.8 million in the 1995 period. This was largely due to an increase in capitalized interest in 1996.


Liquidity and Capital Resources

         The Company's primary capital requirements consist of capital expenditures and debt service. The company makes capital expenditures for the replacement of existing plant and equipment, compliance with environmental regulations, and the upgrading and improvement of manufacturing facilities. The Company's capital expenditures for the year ended October 31, 1997 were $31.1 million compared to $25.5 million for the year ended October 31, 1996. For fiscal year 1997, the Company incurred capital expenditures, excluding capitalized interest, totaling $4.1 million for environmental projects and expenditures totaling $25.0 million for the replacement, upgrading and improvement of facilities and equipment.

         On April 21, 1995 the Company completed the Acquisition (see page 2). In connection with the Acquisition, $190 million in First Mortgage Notes were issued, upon which the Company is required to make semi-annual cash interest payments of approximately $12.8 million ($25.7 annually). Although the Company will not be required to make principal payments on the First Mortgage Notes until maturity, in the event of Excess Cash Flow, as defined by the first Mortgage Note Indenture, the Company will be required to purchase First Mortgage Notes with 50% of such Excess Cash Flow. The Notes are senior obligations of the Company and are secured by substantially all the assets of the Company except accounts receivable and inventories. The Notes impose certain limitations on the Company including the ability to incur additional indebtedness, pay dividends, make certain restricted payments, create liens or sell substantially all of the Company's assets.

         Also, in connection with the Acquisition, the Company entered into an agreement for a Revolving Credit Facility (the "Old Credit Facility") which provided the Company with a credit facility of $70 million, subject to a borrowing availability formula applied to eligible accounts receivable and inventory of the Company and a requirement to maintain borrowing availability of not less than $10 million at all times. The Revolving Credit Facility required the Company to maintain a ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to Cash Interest of 1.0 to 1.0 for the preceding twelve month period measured at the end of each of the Company's fiscal quarters and, under certain circumstances, to meet additional financial covenants.
At October 31, 1997, approximately $37.2 million was borrowed under this credit facility.

         On November 13, 1997, the Company entered into a new $80 million Revolving Credit and Capital Expenditure Facility (the "New Credit Facility"). This credit facility included a $70 million revolving credit line and a $10 million equipment financing facility, and it was first used to replace and pay off the outstanding balance of the Old Credit Facility. Available borrowings are subject to limits based on eligible accounts receivable and inventories. The New Credit Facility has an original term of three years through November 13, 2000, at which time the agreement will automatically renew itself for one-year terms, unless terminated by either party. Obligations under the revolving credit facility are secured by inventories and accounts receivable, and the Company is required to maintain a defined amount of consolidated adjusted tangible net worth at all times. During November 1997, the Company recorded an extraordinary expense of $1.0 million in connection with the refinancing, however, $0.8 million was a noncash transaction consisting of the write-off of prior unamortized debt issuance costs. The New Credit Facility provides the Company with significant additional financial flexibility in terms of relaxed financial covenants and reduced borrowing costs.

         At the time of the acquisition, Holdings issued certain promissory notes to Capital Resource Lenders II, L.P. as a part of a related transaction. Although the Company has no obligation with respect to the promissory notes, Holdings is required to make payments thereon in accordance with the respective terms thereof, for which the source of funds is expected to be dividend distributions or loans from the Company. The promissory notes require Holdings to cause the Company to pay dividends to Holdings to the maximum extent allowed under the terms of the First Mortgage Notes indenture and applicable law until the Holdings notes are repaid in full. No dividends were declared by the Company during fiscal year 1997. In addition, in connection with the Acquisition, Holdings issued a promissory note to the seller for which the source of funds for repayment is also expected to be dividend distributions or loans from the Company. There have been no cash payments required or made on the seller note through October 31, 1997.

         The Company has incurred losses in the current and prior years. An anticipated outage to rework the blast furnace is currently scheduled for fiscal year 1999, and this outage will impact operating results at that time. Although the Company has initiated recent cost reduction measures and expects to realize benefits in operating performance from its capital improvement program, there can be no assurance that any of these measures and improvements will result in the full realization of the Company's recorded deferred tax assets. Considering these factors the Company has established a valuation allowance of $5.4 million relating to the net deferred tax assets. The Company will continue to evaluate the need for a change in the valuation allowance on a quarterly basis.

         The Company believes that future cash flows from operations, together with borrowings available under the New Credit Facility, will provide the Company with sufficient liquidity and capital resources to conduct its business activities (including its capital investments) and to meet its cash interest payment requirements. Although the Company is continuously instituting cost reduction initiatives and expects to benefit from improved operating performance related to its capital investments, there can be no assurance that any or all of these potential savings will be realized. Failure to achieve these cost reduction initiatives or improve operating performance through these capital investments, could adversely affect the financial results or liquidity of the Company in the future. In addition, external factors affect the Company's market and related transaction prices for its products as well as its cost structure for outside purchases (i.e., ore, natural gas, electricity, etc.). Unfavorable price movements in these items, among others, could adversely affect the Company's financial results and its ability to maintain compliance with the restrictive covenants in the Company's borrowing agreements. In the event that the Company's financial results and/or borrowing availability under the New Credit Facility were so affected, the Company's liquidity and capital resources could be adversely effected which could also significantly limit the Company's ability to withstand competitive pressures or adverse economic conditions.


Impact of the Year 2000 Issue

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company has conducted an assessment of its exposure to disruption associated with the Year 2000 issue. Many of its computer based transactional business systems are subject to potential failure. The Company believes that it could be materially affected by such failures. In addition, certain process control systems are also exposed. The Company is also vulnerable to third-party failures to correct their systems but believes that such exposure is minimal. The Company believes that no material contingencies exist that would require it to modify its products.

         The Company has recognized the serious nature of its exposure under the Year 2000 Issue and has developed a modification plan that will minimize this exposure. It has budgeted approximately $8.8 million (of which $6.2 million is expected to be capitalized) for the purchase of Year 2000 compliant software and consultant support all of which is expected to be funded through operating cash flows. The primary purchased software is for an enterprise resource planning system which will provide enhanced productivity and customer service benefits in addition to mitigating potential consequences of the Year 2000. Through October 31, 1997, the Company has incurred capital expenditures for software of $2.3 million and has spent another $0.2 million for contractors to rewrite existing systems. Those activities were initiated in late 1996 for all business systems. The Company has budgeted an additional $0.4 million in expense for the rewrite of systems modules that cannot be purchased as packages. The Company believes that these items, which will be expensed as incurred, are not expected to have a material effect on its results of operations. Approximately $2.6 million of previously capitalized costs incurred for process reengineering were written off in fiscal year 1997 as the Cumulative Effect of an Accounting Change relating to the adoption of EITF 97-13., Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation.

         The Company anticipates completing the Year 2000 project by October 31, 1998, which is prior to any anticipated impact on its operating systems. A team of information systems personnel is evaluating the progress and is developing contingency plans that ensure the continued operation of the business. The Company has appointed a task force to further evaluate and develop action plans for minimizing the impact of the Year 2000 Issue on its process control systems.

         The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------





                       Gulf States Steel, Inc. of Alabama

                        Consolidated Financial Statements

                      Years ended October 31, 1997 and 1996
             and for the periods from April 21, 1995 to October 31, 1995 and from November 1, 1995 to April 20, 1995 with
                         Report of Independent Auditors



                                    Contents

Report of Independent Auditors.........................................................................20

Audited Consolidated Financial Statements

Balance Sheets
   Consolidated as of October 31, 1997 and 1996 (Successor)............................................21
Statements of Income
   Consolidated for the years ended October 31, 1997 and 1996 and for the period from April 21, 1995 to October 31, 1995 (Successor), and
   combined for the period from November 1, 1994 to April 20, 1995 (Predecessor).......................22
Statements of Cash Flows
   Consolidated for the years ended October 31, 1997 and 1996 and for the period from April 21, 1995 to October 31, 1995 (Successor), and
   combined for the period from November 1, 1994 to April 20, 1995 (Predecessor).......................23
Notes to Financial Statements..........................................................................25

                         Report of Independent Auditors


The Board of Directors and Stockholder
Gulf States Steel, Inc. of Alabama

We have audited the accompanying consolidated balance sheets of Gulf States Steel, Inc. of Alabama (Successor) as of October 31, 1997 and 1996, and the related consolidated statements of income and cash flows for the years ended October 31, 1997 and 1996, and for the period from April 21, 1995 to October 31, 1995, and the combined statements of income and cash flows of Gulf States Steel, Inc. of Alabama (Predecessor) for the period from November 1, 1994 to April 20, 1995. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gulf States Steel, Inc. of Alabama (Successor) at October 31, 1997 and 1996, and the related consolidated results of its operations and its cash flows for the years ended October 31, 1997 and 1996, and for the period from April 21, 1995 to October 31, 1995, and the combined results of operations and cash flows of Gulf States Steel, Inc. of Alabama (Predecessor) for the period from November 1, 1994 to April 20, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, in 1997 the Company changed its method of accounting for process reengineering costs.



Birmingham, Alabama
December 5, 1997

                       Gulf States Steel, Inc. of Alabama

                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                                                        October 31,
                                                                                    1997            1996
                                                                              ------------------------------
Assets
Current assets:
Cash and cash equivalents                                                         $   2,359        $   4,458
Accounts receivable, less allowance for doubtful
accounts of $390 in 1997 and $1,050 in 1996                                          33,385           40,788
Inventories                                                                          54,651           58,383
Deferred income taxes                                                                 3,311            2,850
Prepaids and other current assets                                                     7,140            2,873
                                                                              ------------------------------
Total current assets                                                                100,846          109,352

Property, plant and equipment, net                                                  197,706          186,893
Deferred charges, less accumulated amortization of
$3,109 in 1997 and $1,864 in 1996                                                     6,840            8,079
                                                                              ------------------------------
Total assets                                                                      $ 305,392        $ 304,324
                                                                              ==============================

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable                                                                  $  33,998        $  34,878
Accrued payroll and employee benefits                                                 4,851            5,713
Accrued interest payable                                                              1,272            1,270
Accrued workers compensation                                                          3,056            3,358
Accrued gain sharing                                                                  2,934            2,966
Other accrued liabilities                                                             7,902            2,841
Income taxes payable                                                                    174              156
Current portion of long-term debt                                                       643              643
                                                                              ------------------------------
Total current liabilities                                                            54,830           51,825

Long-term debt                                                                      227,556          210,839
Deferred income taxes                                                                 1,313            1,469
Common stock warrants subject to put options                                          2,225            2,225

Stockholder's equity:
Common stock, par value $.01 per share; 4,000,000 shares
authorized, 3,610,000 shares issued and outstanding                                      36               36
Additional paid-in capital                                                           39,050           39,050
Notes receivable from officers                                                         (750)            (750)
Accumulated deficit                                                                 (18,868)            (370)
                                                                              ------------------------------
Total stockholder's equity                                                           19,468           37,966
                                                                              ------------------------------
Total liabilities and stockholder's equity                                        $ 305,392        $ 304,324
                                                                              ==============================

  See accompanying notes.

                      Gulf States Steel, Inc. of Alabama

                       Consolidated Statements of Income
                            (dollars in thousands)

                                                                                  Period from           Period from
                                                 Year ended October 31,         April 21, 1995 to     November 1, 1994
                                                1997               1996         October 31, 1995     to April 20, 1995
                                           --------------    ---------------    -----------------    -----------------
                                                                (Successor)                             (Predecessor)
Net Sales                                    $   436,510        $   454,283       $   255,821            $   232,618

Cost of goods sold, excluding
depreciation                                     389,780            399,547           204,341                180,367

Effect of inventory write-up                           -                  -            13,195                      -

Depreciation                                      18,443             15,345             7,261                  8,683

Selling, general and administrative
expenses                                          16,145             15,249            10,639                 11,213

Write-off of blooming mill                         1,800                  -                 -                      -

Profit sharing                                        10                139             5,824                  7,197
                                             ------------------------------------------------            -----------
Operating profit                                  10,332             24,003            14,561                 25,158

Other (income) expense:

Interest expense                                  27,019             24,685            12,668                  5,234

Interest income                                      (76)               (42)             (262)                    (4)
                                             ------------------------------------------------            -----------
                                                  26,943             24,643            12,406                  5,230
                                             ------------------------------------------------            -----------
Income (loss) before income taxes                (16,611)              (640)            2,155                 19,928

Provision (benefit) for income taxes                (760)              (270)              910                  7,126
                                             ------------------------------------------------            -----------
Income (loss) before cumulative effect
of accounting change                             (15,851)              (370)            1,245                 12,802

Cumulative effect of accounting change            (2,647)                 -                 -                      -
                                             ------------------------------------------------            -----------
Net income (loss)                            $   (18,498)       $      (370)      $     1,245            $    12,802
                                             ================================================            ===========
Earnings per share:
Income (loss) before cumulative
effect of accounting change                  $     (4.39)       $      (.10)      $       .33


Cumulative effect of accounting
change                                              (.73)                 -                 -
                                             ------------------------------       -----------

Net income (loss)                            $     (5.12)       $      (.10)      $       .33
                                             ==============================       ===========

Weighted average common and common
equivalent shares outstanding                  3,610,000          3,610,000         3,799,838
                                             ==============================       ===========

See accompanying notes.


                                                    Gulf States Steel, Inc. of Alabama

                                                 Consolidated Statements of Cash Flows
                                                        (dollars in thousands)

                                                                              Period from              Period from
                                               Year ended October 31,      April 21, 1995 to         November 1, 1994
                                                   1997         1996        October 31, 1995         to April 20, 1995
                                               ---------------------------------------------        -------------------
                                                             (Successor)                               (Predecessor)
Operating activities:

Net income (loss)                              $ (18,498)   $    (370)            $    1,245                $    12,802

Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:

  Depreciation, including amounts
  capitalized in inventories                      18,443       15,485                  6,870                      8,994

  Amortization                                     1,524        1,663                    618                        415

  Write-off of blooming mill                       1,800           --                     --                         --

  Deferred income taxes                             (617)      (1,134)                  (247)                     1,824

Changes in operating assets and liabilities:

  Accounts receivable                              7,403       (1,130)                (4,218)                     3,899

  Inventories                                      3,732       (1,708)                  (497)                      (871)

  Effect of inventory write-up                        --           --                 13,195                         --

  Prepaids and other current assets               (4,267)      (1,979)                   284                         --

  Deferred charges                                    (7)         (49)                (9,894)                    (1,547)

  Accounts payable                                  (880)        (692)                (2,174)                   (10,175)

  Accrued payroll and employee benefits             (862)         967                 (1,628)                     1,946

  Accrued interest payable                             2           86                  1,184                        (33)

  Other accrued liabilities                        4,727       (4,402)                   (93)                     1,913

  Income taxes payable                                18       (1,001)                 1,157                     (6,790)
                                               ---------    ---------              ---------                  ---------
Net cash provided by operations                   12,518        5,736                  5,802                     12,377


Investing activities:

Acquisition of predecessor company                    --           --               (201,954)                        --

Building and equipment purchases                 (31,056)     (25,535)               (16,792)                   (11,611)

Proceeds from disposal of equipment                   --           70                     --                         --
                                               ---------    ---------              ---------                  ---------
Net cash used in investing activities            (31,056)     (25,465)              (218,746)                   (11,611)

                                                          Gulf States Steel, Inc. of Alabama

                                                  Consolidated Statements of Cash Flows (continued)
                                                                (dollars in thousands)


                                                                                Period from            Period from
                                               Year ended October 31,        April 21, 1995 to      November 1, 1994
                                                   1997             1996     October 31, 1995       to April 20, 1995
                                             -------------------------------------------------      ------------------
                                                                (Successor)                            (Predecessor)
Financing activities:

Proceeds from first mortgage notes            $      --         $      --             $ 190,000               $      --

Proceeds from long-term debt                         --            3,525                    --                      --

Payments of long-term debt                         (653)            (329)                   --                 (18,839)

Net borrowings (payments) on revolving
   credit agreement                              17,092           19,094                 1,000                  18,079

Payment of dividends                                 --               --                (5,013)                     --

Capital contribution                                 --               --                28,853                      --
                                             -------------------------------------------------      ------------------
Net cash provided (used) by financing
   activities                                    16,439           22,290               214,840                    (760)
                                             -------------------------------------------------      ------------------
Net increase (decrease) in cash and
   cash equivalents                              (2,099)           2,561                 1,896                       6

Cash and cash equivalents at beginning
   of period                                      4,458            1,897                     1                     179
                                             -------------------------------------------------      ------------------
Cash and cash equivalents at end of
  period                                      $   2,359        $   4,458             $   1,897               $     185
                                             -------------------------------------------------      ------------------

Supplemental cash flow information:

Cash paid (received) during the period
  for:

   Interest                                   $ 28,386         $  26,817             $  12,511               $   5,267

   Income taxes                                    (18)            1,865                    --                  12,092

Supplemental schedule of non-cash
   operating and financing activities:

Dividends declared and payable                $     --         $      --             $   1,749               $      --

See accompanying notes.

                       Gulf States Steel, Inc. of Alabama

                          Notes to Financial Statements

                                October 31, 1997


1. Significant Accounting Policies

Description of the Company

The Company owns and operates a fully integrated steel mill in Gadsden, Alabama, which has been a leading producer of steel products in the Southern United States since its inception in 1904. Approximately 80% of the Company's employees are covered under a contract with the United Steelworkers of America (the "USWA") which expires on October 1, 2000.

The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Gulf States Steel, Inc. of Alabama (GSS) and its wholly-owned subsidiary, Alabama Structural Beams, Inc.
(ASB) (collectively the Company or Successor) since the Acquisition (see Note 2) on April 21, 1995. GSS is a wholly-owned subsidiary of GSS Holding Corp. (Holding), a Delaware corporation, which is controlled by Watermill Ventures, Ltd. The accompanying Predecessor financial statements present the combined financial position, results of operations and cash flows of GSS, ASB, DSC Equipment Associates, LTD. (DSC), Will's Creek Associates (WCA) and Villa II Associates (VA) prior to the Acquisition.

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

                       Gulf States Steel, Inc. of Alabama

1. Significant Accounting Policies (continued)

Property, Plant and Equipment

Property, plant and equipment for the Predecessor and for the Company subsequent to the Acquisition is stated at cost. Property, plant and equipment acquired by the Company in the Acquisition is recorded at an amount which represents the remaining portion of the purchase price after allocation of fair value to other acquired current assets and assumed liabilities and which is not in excess of the fair value. Depreciation is computed using the straight-line method over estimated useful lives of 3 to 12 years.

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

Earnings Per Share

Earnings per share is based upon the weighted average number of common shares outstanding and the dilutive common equivalent shares. The Company has outstanding common stock warrants subject to put options to purchase 190,000 shares of common stock. The warrants are considered common equivalent shares and, if dilutive, are included in the average shares outstanding using the treasury stock method. Earnings per share data for the Predecessor for the periods prior to the Acquisition has been omitted because its capital structure is not comparable to that of the Company.

The Financial Accounting Standards Board (FASB) issued Statement No. 128 Earnings Per Share which is effective for the Company for fiscal 1998. This statement is not expected to have a material effect on the Company's financial statements when adopted.

                      Gulf States Steel, Inc. of Alabama

1. Significant Accounting Policies (continued)

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


2. Acquisition

On April 21, 1995, the Company (f/k/a Gulf States Steel Acquisition Corp.) completed an acquisition of substantially all of the assets and certain liabilities of the Gadsden, Alabama facilities of Gulf States Steel, Inc. of Alabama and other affiliates, collectively referred to as the Predecessor (the Acquisition). Funds for the Acquisition were obtained from the net proceeds of the sale of 190,000 units, each consisting of a $1,000 face amount of 13.5% First Mortgage Note and a Warrant to purchase one share of common stock, and a capital contribution from Holding to the Company of $28.9 million in cash and a $15 million note issued by Holding to the seller.

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

The following unaudited pro forma information presents the results of operations as though the aforementioned Acquisition, which occurred on April 21, 1995, had occurred as of the beginning of the period presented below (dollars in thousands):

                                                     Period from November
                                                     1, 1994 to April 20,
                                                             1995
                                                    -----------------------
                                                        (Predecessor)
Net sales                                              $         232,618
Net income                                                        11,378

                      Gulf States Steel, Inc. of Alabama

3. Inventories

Inventories consist of the following (dollars in thousands):

                                                October 31,
                                         1997                  1996
                                ---------------------------------------------
Raw materials                      $          19,534     $          16,920
Work-in-process                               13,528                11,803
Finished goods                                21,589                29,660
                                ---------------------------------------------
                                   $          54,651     $          58,383
                                =============================================

At the time of the Acquisition, the purchase price allocated to inventories resulted in a $13.2 million write-up from the Predecessor's historical cost. The $13.2 write-up was expensed as the inventories were sold during the period from April 21, 1995 to July 31, 1995. This is a non-recurring cost.


4. Property, Plant and Equipment

Property, plant and equipment consists of the following (dollars in thousands):

                                                October 31,
                                         1997                  1996
                                ---------------------------------------------
Land                               $           1,268     $           1,268
Buildings                                      6,089                 6,055
Machinery and equipment                      216,520               186,943
Construction in progress                      14,460                14,982
                                ---------------------------------------------
                                             238,337               209,248
Accumulated depreciation                     (40,631)              (22,355)
                                =============================================
                                   $         197,706     $         186,893
                                =============================================

During 1997, the Company recorded a $1.8 million charge to write down assets of the blooming mill that is being shut down.

Effective October 31, 1997, the Company changed its method of accounting for costs incurred for process reengineering. These costs, totaling $2.6 million at October 31, 1997, were previously capitalized by the Company and are being written off in 1997 as the cumulative effect of an accounting change. This accounting change is in accordance with a consensus reached by the Emerging Issues Task Force, Issue 97-13, Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation. The income tax benefit relating to this write-off is reserved by a deferred income tax valuation allowance. The effect of this accounting change is not material for years prior to 1997.

                      Gulf States Steel, Inc. of Alabama

5. Long-Term Debt

Long-term debt of the Company consists of the following (dollars in thousands):

                                                October 31,
                                         1997                  1996
                                ---------------------------------------------
Revolving credit facility          $          37,186     $          20,094
First mortgage notes                         188,470               188,192
Equipment notes                                2,543                 3,196
                                ---------------------------------------------
                                             228,199               211,482
Less current portion                            (643)                 (643)
                                ---------------------------------------------
                                   $         227,556     $         210,839
                                =============================================

Revolving Credit Facility

As of October 31, 1997, the Company had a $70 million revolving credit facility with two banks which was scheduled to expire on April 21, 2000. Available borrowings were subject to limits based on eligible accounts receivable and inventories, less outstanding letters of credit. The Company was committed to maintaining a minimum availability at all times of $10 million. Interest on borrowings under the facility was calculated, at the Company's option, at either the bank's Eurodollar rate plus an applicable margin, which was initially 3.25%, or the prime rate plus 1%. The interest rate in effect at October 31, 1997 was 8.91%. Obligations under the revolving credit facility were secured by accounts receivable and inventories. Under the terms of the credit facility, the Company was required to maintain a ratio of consolidated EBITDA (earnings before interest, income taxes, depreciation and amortization, as defined) to interest expense plus consolidated current maturities of long-term liabilities, as defined, of 1.0 to 1.0. Additionally, if the revolving loan balance exceeded $45 million or borrowing availability under the facility was less than $20 million at the end of any fiscal quarter, certain other financial covenants applied.

On November 13, 1997, the Company entered into an $80 million credit facility which included a $70 million revolving credit facility and $10 million equipment financing facility. Available borrowings on the revolving credit facility are subject to limits based on eligible accounts receivable and inventories, less outstanding letters of credit. This credit facility has an original term of three years through November 13, 2000, at which time the agreement will automatically renew itself for one-year terms thereafter. This facility was used to pay off the outstanding amount of the previous $70 million revolving credit facility. Borrowings under the facility bear interest, at the Company's option, at either the adjusted LIBOR rate plus an applicable margin, which is initially 3.00%, or the prime rate plus .75%. Obligations under the revolving credit facility are secured by inventories and accounts receivable. Under the revolving credit facility, the Company is required to maintain at all times a stated amount of consolidated adjusted tangible net worth, as defined. In November, 1997, in connection with the refinancing of the revolving

                      Gulf States Steel, Inc. of Alabama

5. Long-Term Debt (continued)

credit facility, the Company recorded an extraordinary expense of $1.0 million, consisting of a write-off of unamortized debt issuance costs and a prepayment penalty.

First Mortgage Notes

The First Mortgage Notes (Notes) mature April 15, 2003. Interest on the Notes accrues at 13.5% per annum with semiannual interest payments due on April 15 and October 15. Under the Notes, the Company is required to make excess cash flow payments, as defined, beginning with the fiscal year ending October 31, 1996. The Company did not have excess cash flow, as defined, in the fiscal year ending October 31, 1997 or 1996, therefore no payment was required. The Notes are senior obligations of the Company and are secured by substantially all of the assets of the Company except accounts receivable and inventories. The Notes are redeemable at the option of the Company on or after April 15, 1999 at amounts ranging from 106.75% of face value in 1999 to 100.00% of face value in 2001 and thereafter. The Company is required to purchase all of the outstanding Notes in the event of a change of control and to offer to purchase a portion of the Notes in the event of one or more public equity offerings. The Notes impose certain limitations on the Company including the ability to incur additional indebtedness, pay dividends, make certain other restricted payments, create liens, consummate certain mergers or consolidations or sell substantially all of the Company's assets.

The Company has 190,000 warrants outstanding, which were included with the Notes in the units sold by the Company. Each warrant entitles the holder thereof to purchase one share of common stock, subject to certain adjustments, at a price of $.01 per share. The warrants are exercisable upon the occurrence of an Exercise Event (as defined in the warrant agreement) and expire 180 days after becoming exercisable, but in any event no later than April 15, 2003. Pursuant to the warrant agreement, under certain circumstances the Company or Holding is required to make an offer to purchase all outstanding warrants and warrant shares in cash at a price equal to the current market value, as defined, thereof. The warrants have been assigned a value resulting in a debt discount of $2,225,000 at issuance, which is being amortized over the term of the Notes. The warrants are reflected as common stock warrants subject to put options in the Company's accompanying consolidated balance sheets.

Equipment Notes

Principal and interest payments are made monthly, with the interest rates from 3.65% above the LIBOR rate to prime plus 0.75%. The Notes mature from April 1, 2001 to October 1, 2001. The Equipment Notes are secured by a security interest in equipment that is purchased with the proceeds of these notes.

                      Gulf States Steel, Inc. of Alabama

5.  Long-Term Debt (continued)

Maturities of long-term debt consists of the following (dollars in thousands):

1998                                                                  $     643
1999                                                                     37,829
2000                                                                        643
2001                                                                        623
2002                                                                         --
Thereafter through 2003                                                 190,000
                                                       ------------------------
                                                                      $ 229,738
Less unamortized discount on the Notes                                   (1,539)
                                                       ========================
                                                                      $ 228,199
                                                       ========================

For the years ended October 31, 1997 and 1996, interest of $2.0 million and $2.2 million was capitalized, respectively.



6. Stockholders' Equity and Partners' Capital

Changes in stockholder's equity (Successor) and stockholders' equity and partners' capital (Predecessor) were as follows (dollars in thousands):

                                                                       Period from           Period from
                                       Year ended October 31,       April 21, 1995 to      November 1, 1994
                                        1997             1996       October 31, 1995      to April 20, 1995
                                  ----------------------------------------------------    -------------------
                                                      (Successor)                            (Predecessor)
Balance at beginning of period        $ 37,966        $ 38,336           $     --              $ 45,841

   Net income (loss)                   (18,498)           (370)             1,245                12,802

   Dividends paid and payable               --              --             (6,762)                   --

   Capital contributions                    --              --             43,853                43,853
                                  ----------------------------------------------------    -------------------
Balance at end of period              $ 19,468        $ 37,966           $ 38,336              $ 58,643
                                  ====================================================    ===================

                      Gulf States Steel, Inc. of Alabama

7. Stock Option Plan

Holding's 1995 Employee, Director and Consultant Stock Option Plan (Holding Stock Option Plan) provides for the issuance of up to 50,000 shares of Gulf States Steel Holding Corporation non-voting, $0.01 par value common stock through grants of incentive stock options and non-qualified stock options (for Holding's Class C common stock) to key employees, directors and consultants of Holding and its subsidiaries (including the Company).

The options vested 40% on April 21, 1997, and 20% per annum for the next three years. Options expire ten years after the grant date unless the employee owns more than 10% of the total combined value of all classes of capital stock of the Company or an affiliate whereby the options will expire in five years. The Company accounts for its stock options in accordance with APB Opinion No. 25 and related interpretations, and intends to continue to do so.

Options granted pursuant to the Holdings Stock Option Plan become immediately exercisable upon the occurrence of a Change in Control (as defined). The purchase price for shares as to which an option is exercised may be payable, among other things, by delivery of a personal, interest bearing recourse note. At the election of an employee the Company is required to repurchase, in any fiscal year, up to 20% of the options granted to such employee (or 20% of the shares acquired pursuant to the exercise of options), up to an aggregate of 60% of the options and/or the shares.

The fair value of each option is estimated on the date of the grant using the minimum value method with the following weighted average assumptions used in 1997: dividend yield of zero percent, risk-free interest rate of 6.34%, and expected life of ten years. Based on this calculation, the fair value of the options is nominal.

A summary of the status of the Holding Stock Option Plan as of October 31, 1997 and 1996, and the changes during those dates, is presented below:

                                                     1997                               1996
                                        -------------------------------    --------------------------------
                                                          Weighted                            Weighted
                                                          Average                             Average
                                           Shares      Exercise Price         Shares       Exercise Price
                                        -------------------------------    --------------------------------
Outstanding at beginning of year         $    38,600    $     0.01          $       --     $        --

Granted                                          --             --               41,000            0.01

Canceled                                         --             --               (2,400)           0.01
                                        ============                       ============
Outstanding at end of year               $    38,600          0.01          $    38,600            0.01
                                        ============                       ============
Options exercisable at end of year            15,440                                --

                      Gulf States Steel, Inc. of Alabama

7.  Stock Option Plan (continued)

The following table summarizes information about the stock options outstanding at October 31, 1997:

                                      Options Outstanding                     Options Exercisable
                               ----------------------------------      ----------------------------------
                                                    Weighted
                                    Number           average               Number           Weighted
                                outstanding at      remaining          outstanding at       average
                                 October 31,       contractual           October 31,        exercise
  Range of exercise prices           1997             life                  1997             price
-----------------------------------------------------------------      ----------------------------------
$0.01                                 38,600               8.5                15,440    $        0.01

Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards under this plan, consistent with the method of FASB Statement No. 123, the Company's net loss would not have increased for 1997 or 1996. The effects of FASB Statement No. 123 on pro forma net loss in 1997 and 1996 is not likely to be representative of the effects on pro forma net income or loss in future years.


8. Employee Profit Sharing

GSS is required by the terms of an agreement, which expires October 1, 2000, between GSS and the United Steelworkers of America (the Union), to make quarterly profit sharing payments to its union employees. Such payments are 16.5% of profits excluding extraordinary items, pre-tax income or loss from significant sales of property, plant and equipment, income and investments applicable to affiliates, cumulative effect on prior years of changes in accounting principle, pre-tax income or loss from increases or decreases in value of equipment permanently taken out of service and deferred costs arising out of permanent closure of any department of substantial portion. In addition, GSS makes quarterly profit sharing payments to salaried administrative personnel equivalent to 9.75% of profits before deduction for profit sharing and income tax expense, with inventories valued on the basis of the lower of cost, on a first-in, first-out basis, or market.

ASB is required by the terms of an agreement with the Union to make quarterly profit sharing payments to its Union employees. Such payments are 10% of profits before taxes and before deduction for profit sharing.

                    Gulf States Steel, Inc. of Alabama

9.    Income Taxes

The Company is included in the consolidated federal income tax return of its parent. The federal tax sharing agreement with its parent requires the Company to pay to its parent an amount equivalent to its federal income tax expense as if the Company was filing a separate tax return.

The components of net deferred tax amounts recognized in the balance sheets are as follows (dollars in thousands):

                                                                              October 31,
                                                                       1997                  1996
                                                              ---------------------------------------------
Deferred tax liabilities:
         Basis of property, plant and equipment                        $21,793               $13,858
         Accrued gain sharing                                                -                    96
Allowance for doubtful accounts                                            245                   171
                                                              ---------------------------------------------
Total deferred tax liabilities                                         $22,038               $14,125
Deferred tax assets:
Net operating loss carryforward                                        $23,550               $10,009
Alternative minimum tax credit carryforward                              2,048                 2,048
Accrued employee benefits                                                3,174                 2,613
Environmental                                                                -                   279
Inventories                                                                662                   557
                                                              ---------------------------------------------
Total deferred tax assets                                              $29,434               $15,506
Valuation allowance                                                     (5,398)                    -
                                                              ---------------------------------------------
Net deferred tax asset                                                 $(1,998)              $(1,381)
                                                              =============================================

At October 31, 1997, the Company has net operating loss carryforwards of approximately $63,392,000 that expire in 2011 and 2012.

                    Gulf States Steel, Inc. of Alabama

10.   Income Taxes (continued)

The Company's effective tax rate differs from the applicable U.S. federal statutory rate for the period due to the following:


                                                                         Period from           Period from
                                                                        April 21, 1995         November 1
                                          Year ended October 31,         to October 31,          1994 to
                                          1997             1996              1995            April 20, 1995
                                    ----------------- ---------------- -----------------    ------------------
                                                        (Successor)                           (Predecessor)
Tax expense (benefit) at the
   federal statutory rate                 (35.0)%           (35.0)%           35.0%                35.0%
Increase (decrease) resulting from:
   State income taxes                      (2.1)%            (3.3)             3.3                  2.1
   Expenses not tax deductible              0.9%              3.8              0.7                  -
Deferred income tax valuation
   allowance                               32.5%              -                -                    -
(Income) loss from affiliates with no
    associated (tax benefit) tax            -                 -                -                   (0.1)
Benefit of AMT credit                       -                 -                -                   (2.5)
Other                                      (0.9)%            (7.7)             3.2                  1.3
                                    ----------------- ---------------- -----------------    ------------------
Effective rate                             (4.6)%           (42.2)%           42.2%                35.8%
                                    ================= ================ =================    ==================

The provision (benefit) for income taxes consists of the following (dollars in thousands):

                                                                         Period from           Period from
                                                                        April 21, 1995         November 1,
                                         Year Ended October 31,         to October 31,       1994 to April 20,
                                          1997             1996              1995                 1995
                                    ----------------- ---------------- -----------------    ------------------
                                                        (Successor)                           (Predecessor)
Current:
   Federal                             $      (130)      $       864      $     1,151          $     4,831
   State                                       (13)                -                6                  471
                                    ----------------- ---------------- -----------------    ------------------
                                              (143)              864            1,157                5,302
Deferred:
   Federal                                    (562)           (1,037)            (329)               1,662
   State                                       (55)              (97)              82                  162
                                    ----------------- ---------------- -----------------    ------------------
                                              (617)           (1,134)            (247)               1,824
                                    ----------------- ---------------- -----------------    ------------------
                                       $      (760)      $      (270)     $       910          $     7,126
                                    ================= ================ =================    ==================

Income taxes payable at October 31, 1997 and 1996 include amounts for federal income taxes of $174,000 and $156,000, respectively, due Holding under a tax sharing agreement.

                    Gulf States Steel, Inc. of Alabama

10. Related Parties

The Company has separate management agreements with two affiliates and an insurance service agreement with another affiliate. The management agreements obligate the Company to pay annual fees totaling $1,250,000. The insurance agreement calls for fees equal to 15% of the total annual cost of the Company's insurance program. All agreements contain provisions for reimbursement of expenses in addition to the annual fees. Total amounts paid to affiliates for services under management agreements for the years ended October 31, 1997 and 1996 and for the period from April 21, 1995 to October 31, 1996 were $1,545,000, $1,378,000 and $722,000, respectively, including $295,000, $128,000 and $66,000 in reimbursed expenses. Total fees paid to an affiliate under the insurance services agreement for the years ended October 31, 1997 and 1996 totaled $213,000 and $175,000, respectively. Fees totaling $3 million were paid to related parties and affiliates for services rendered and as reimbursement for expenses incurred in connection with the Acquisition and the offering of the Notes.

Notes receivable from officers of $750,000 at October 31, 1997 and 1996 are evidenced by promissory notes bearing interest at 6.5% and becoming due on April 15, 2015, or on such earlier date upon the occurrence of certain events as stated in each such promissory note, including upon termination of employment for cause. The indebtedness is secured by a pledge of the officers' interest in a limited partnership.

The Predecessor had significant transactions with its parent, primarily related to management services provided to the Predecessor. Management fees and other expenses charged to the Predecessor by its parent for the period from November 1, 1994 to April 20, 1995 were approximately $3.4 million.

                    Gulf States Steel, Inc. of Alabama

11. Commitments and Contingencies

Commitments

The Company has two purchase agreements with suppliers whereby agreed-upon volumes of ore pellets will be supplied. Contract volumes under one agreement are established six months prior to the beginning of each contract year with a minimum of 695,000 natural metric tons. Volumes under the other agreement have been established at 688,000 natural metric tons for contract years 1998 and 1999, and 172,000 natural metric tons for contract year 2000. However, the Company can increase or decrease the amounts under the second agreement by ten percent at its discretion. Prices under the agreements are adjusted annually based on a formula. Amounts paid under the contracts, excluding freight charges, totaled $42.3 million and $46.6 million for the years ended October 31, 1997 and 1996, respectively, $24.7 million for the period from April 21, 1995 to October 31, 1995, and $19.9 million for the period from November 1, 1994 to April 20, 1995. At October 31, 1997, the Company has a minimum obligation of approximately $36.5 million under the above agreements.

The Company has commitments for construction projects related to plant expansion and environmental improvements of approximately $6.8 million at October 31, 1997.

Although the Company has no obligation with respect to the senior subordinated notes, the seller note or redeemable preferred stock of Holding, the sole source of funds for these obligations is expected to be dividend distributions or loans from the Company. The Holding's senior subordinated notes require Holding to cause the Company to pay dividends to Holding to the maximum extent permitted under the indenture for the Notes and applicable law. Accordingly, on September 6, 1995, the Company's Board of Directors approved a dividend to Holding in the amount of $5,013,000, or $1.39 per share. Effective October 31, 1995, a dividend of $1,749,000, or $0.48 per share, was declared and paid on December 14, 1995. No dividends were declared for the years ended October 31, 1997 and 1996.

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

                    Gulf States Steel, Inc. of Alabama

11. Commitments and Contingencies (continued)

During 1992, the Environmental Protection Agency (EPA) asserted that a waste water ditch system on the Company's property should be remediated and closed. At October 31, 1994, the Predecessor had remediated a portion of the ditch. The Company believes that the most probable course of action for the remainder of the ditch will involve sampling soil and water and possibly removing some contaminated soil at a nominal cost. The less likely, but more expensive course of action would involve sampling soil and water, closing and securing the ditch with the possibility of some contaminated soil remaining in place, and monitoring for any migration of the contaminants. This remediation would cost $1.1 million for closure, with post-closure monitoring costs over thirty years of $2.8 million. The Predecessor also agreed to a $1.1 million civil penalty, of which $300,000 was to be offset by future capital expenditures related to this issue. During 1997, the $300,000 of capital expenditures was not approved by the EPA, and the $300,000 was assessed as a penalty, with accrued interest. This amount was paid and expensed in 1997.

During 1996, the Company was contacted by the U. S. Department of Justice (DOJ), at the request of the U.S. Environmental Protection Agency (EPA), about alleged violations of its water discharge permit. Since December 21, 1994, there have been exceedences of certain of the permit limits, but the Company asserts these have been sporadic and non-continuous, and the Company has taken, and continues to take, remedial measures. During 1997, the DOJ filed its action under the provisions of the Clean Water Act against the Company.

The DOJ has indicated that it was seeking three things in the Clean Water Act case: (i) injunctive relief for plant water treatment upgrades at the plant;
(ii) a "significant" penalty; and (iii) some remediation of Black Creek, the off-site receiving stream for the Company's discharge. Basic agreement has been reached regarding the waste water treatment upgrades and will require future capital expenditures already included in the Company's capital expenditure plans. Negotiations are continuing on penalties, including the possibility that some portion of any monetary penalty will be offset by capital expenditures.

The EPA has conducted, and is continuing to conduct, sampling of sediments in Black Creek and Lake Gadsden. The EPA has indicated that it is considering a removal action of sediments in Black Creek, and possibly Lake Gadsden, using federal funds. Discussions have been opened with the EPA and the DOJ as to what potential liability, if any, the Company may have in this regard. The Company's position is that the sediment contamination is largely the result of prior owners' discharges, which are reasonably quantifiable, and for which the Company should not be held responsible. Moreover, the Company also cannot be held responsible to the extent the sediment data result from federally permitted discharges by the Company.

                    Gulf States Steel, Inc. of Alabama

11. Commitments and Contingencies (continued)

It is not known at this time the scope or extent of sediment remediation the EPA will deem necessary, nor is it possible to quantify the total cost of any such remediation. If the EPA proceeds with a federally-funded remediation, it may later seek cost recovery from potentially responsible parties, including the Company. The Company believes it would have valid defenses to any cost recovery action that would minimize or eliminate any liability it may have for the costs of any remediation.

Although the Company believes that it has adequately provided for the cost of all known environmental conditions, the applicable agencies could insist upon different, and possibly more costly, remediative measures than those believed by the Company to be adequate or required by existing law. The Company has accrued $750,000 at October 31, 1997 for unresolved environmental matters and does not expect that the final resolution of these matters will have a significant effect on the Company's financial position, results of operations or liquidity.

During fiscal years 1997 and 1996, and during the periods from April 21, 1995 to October 31, 1995 and from November 1, 1994 to April 20, 1995, capital expenditures for environmental projects were $4.1 million, $6.4 million, $4.0 million and $2.9 million, respectively, and environmental compliance expenses were $6.0 million, $5.8 million, $2.5 million and $3.1 million, respectively. The Company currently estimates that expenditures for environmental capital projects in fiscal 1998 will be approximately $3.1 million.

The Company is involved in litigation arising from its normal operations, including employee matters, the resolution of which is not expected to have a significant effect on the Company's financial position, results of operations or liquidity.

                    Gulf States Steel, Inc. of Alabama

12. Pension Plan

The Company has a defined contribution pension plan covering all employees represented by the Union. For the period from April 1, 1997 to October 31, 1997, the Company's required contribution to the plan was $.70 per hour for all paid qualified hours for each eligible participant. For the period from November 1, 1996 to March 31, 1997, and during fiscal years 1996 and 1995, the Company's required contribution to the plan was $.60 per hour. Pension expense for the years ended October 31, 1997 and 1996, and for the periods from April 21, 1995 to October 31, 1995 and November 1, 1994 to April 20, 1995 was $2.2 million, $2.1 million, $1.1 million and $1.0 million, respectively.


13. Postretirement Benefit Plan

Effective April 1, 1996 for union employees and November, 1996 for non-union employees, the Company initiated and sponsors defined benefit health care plans that provide postretirement medical benefits to full-time employees who have worked 30 years, or have reached the age of 60 with 15 years of service, or have reached the age of 65 while in service with the Company. The plans are contributory and contain other cost-sharing features such as deductibles and coinsurance. The accounting for the plans anticipates future cost-sharing changes to the written plans that are consistent with the Company's expressed intent to increase the retiree contribution rate annually for the expected general inflation rate for that year. The Company's policy is to fund the cost of medical benefits in amounts determined at the discretion of management.

                    Gulf States Steel, Inc. of Alabama

13. Postretirement Benefit Plan (continued)

The following table presents the plans' funded status reconciled with amounts recognized in the Company's consolidated balance sheet (dollars in thousands):


                                                                                 October 31,
                                                                            1997              1996
                                                                      ---------------- -----------------
Accumulated postretirement benefit obligation:
   Retirees                                                             $       (340)    $      (185)
   Fully eligible active plan participants                                    (4,319)         (2,948)
   Other active plan participants                                            (11,069)         (7,301)
                                                                      ---------------- -----------------
                                                                             (15,728)        (10,434)
Plan assets at fair value                                                      3,493           3,373
                                                                      ---------------- -----------------
Accumulated postretirement benefit obligation
   in excess of plan assets                                                  (12,235)         (7,061)
Unrecognized obligation (asset):
   Unrecognized prior service cost                                              8,268          6,356
   Unrecognized net (gain) or loss                                              1,199            (74)
                                                                      ---------------- -----------------
   Accrued postretirement benefit cost                                   $     (2,768)    $      (779)
                                                                      ================ =================

Net periodic postretirement benefit cost includes the following components:

   Service Cost                                                         $         576    $       282
   Interest Cost                                                                1,079            464
   Actual return on assets                                                       (120)          (244)
   Net amortization and deferral                                                  458            277
                                                                      ---------------- -----------------
   Net periodic postretirement benefit cost                             $      1,993     $       779
                                                                      ================ =================

The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 7.5% for pre-65 medical costs and 6.0% for post-65 medical costs for 1997 and is assumed to decrease gradually to 5% by 2002, and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of October 31, 1997 by $3,822,000, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1997 by $428,000. The unrecognized prior service cost resulting from the Plans' initiations is being amortized on a straight-line basis over seventeen years for the Union Plan and eleven years for the Non-Union Plan, which is the average remaining years of service of the Plans' participants.

                    Gulf States Steel, Inc. of Alabama

13. Postretirement Benefit Plan (continued)

The discount rate used in determining the accumulated postretirement benefit obligation was 7.75% and 8.25% at November 30, 1997 and 1996, respectively. The trust holding the Union Plan's assets is subject to federal income taxes at a 34% tax rate. The Union Plan's assets are invested in U.S. Treasury obligations. The expected long-term rate of return on plan assets, after estimated income taxes, was 7.5% and 6.8% at November 30, 1997 and 1996, respectively.


14. Concentration of Credit Risk

The Company is one of the largest steel coil and plate producers in the Southern United States, where most of its customers are located. Approximately 42% of its sales are to wholesalers and the remaining 58% are to miscellaneous manufacturers and end users. No customer accounted for as much as 10% of the Company's net sales. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.


15. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents approximates their fair value. The carrying value of notes outstanding under the Revolving Credit Agreement approximates its fair value. The fair market value of the First Mortgage Notes at October 31, 1997 is $194,750,000.

                    Gulf States Steel, Inc. of Alabama

16. Summary of Quarterly Results of Operations (unaudited)

The following is a summary of unaudited quarterly results of operations (dollars in thousands, except per share data):

                                                           Three months ended
                             --------------------------------------------------------------------------------
                                  October 31,           July 31,            April 30,      January 31, 1997
                                     1997                1997                 1997
                             ------------------- -------------------- ------------------- -------------------
Net sales                        $     109,863       $   108,402            $  106,928        $   111,317
Operating profit (loss)                    368              (543)                5,390              5,117
Loss before cumulative
   effect of accounting
   change                               (6,234)           (7,678)               (1,097)              (842)
Cumulative effect of
   accounting change                    (2,647)                -                     -                 -
Net loss                                (8,881)           (7,678)               (1,097)              (842)

Earnings per share:
   Loss before cumulative
     effect of accounting
     change                              (1.73)            (2.13)                 (.30)               (.23)

   Cumulative effect of
     accounting change                    (.73)                -                     -                 -

   Net loss                              (2.46)            (2.13)                 (.30)               (.23)

                                                           Three months ended
                             -------------------------------------------------------------------------------
                                October 31,           July 31,           April 30,           January 31,
                                    1996                1996                1996                1996
                             ------------------- ------------------- ------------------- --------------------
Net sales                        $     123,285       $   114,540           $  104,676        $   111,782
Operating profit (loss)                 11,630             7,497                 (721)             5,597
Net income (loss)                        3,196               733               (4,149)              (150)
Net income (loss) per share                .84               .19                (1.15)              (.04)


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------  ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

     None.


                                   PART III
                                   --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

     The information contained on pages 4, 5, 6 and 7 of Gulf States Steel, Inc. of Alabama's Proxy Statement dated January 23, 1998, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION
-------- ----------------------

     The information contained on pages 7, 8, and 9 of Gulf States Steel, Inc. of Alabama's Proxy Statement dated January 23, 1998, with respect to directors and executive officers of this Company, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
-------- -----------------------------------------------
         AND MANAGEMENT
         --------------

     The information contained on pages 2 and 3 of Gulf States Steel, Inc. of Alabama's Proxy Statement dated January 23, 1998, with respect to directors and executive officers of this Company, is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

     The information contained on pages 9, 10, and 11 of Gulf States Steel, Inc. of Alabama's Proxy Statement dated January 23, 1998, with respect to directors and executive officers of this Company, is incorporated herein by reference in response to this item.

                                    PART IV
                                    -------

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
--------      ----------------------------------------------------
              ON FORM 8-K
              -----------

ITEM 14 (a)1. INDEX TO FINANCIAL STATEMENTS COVERED BY REPORT
------------- -----------------------------------------------
              OF INDEPENDENT AUDITORS
              -----------------------

     The Financial Statements of Gulf States Steel, Inc. of Alabama are included in Item 8:

Balance Sheets
     Consolidated as of October 31, 1997 and 1996
Statements of Income
     Consolidated for the years ended October 31, 1997 and 1996 and the period April 21, 1995 to October 31, 1995 (Successor) and combined for the period November 1, 1994 to April 20, 1995 (Predecessor )
Statements of Cash Flows
     Consolidated for the years ended October 31, 1997 and 1996 and the period April 21, 1995 to October 31, 1995 (Successor) and combined for the period November 1, 1994 to April 20, 1995 (Predecessor)
Notes to Financial Statements

ITEM 14 (a)2. INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
------------- ---------------------------------------------------

     The following financial statement schedules of Gulf States Steel, Inc. of Alabama are included in Item 14 (d):

         Form 10-K Schedules     Description                         Page Number
         -------------------     -----------                         -----------
                  II             Valuation and Qualifying Accounts        48

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


                                 Exhibit Index
(a) Exhibits

Exhibit No.                        Description
-----------                        -----------

3.1            --Certificate of Incorporation of the Registrant, as amended.
                 (Incorporated by reference to Exhibit 3.1 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)
3.2            --By-Laws of the Registrant (Incorporated by reference to Exhibit
                 3.2 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)
10.1           --Indenture, dated as of April 21, 1995 (the "Indenture") by and between the Registrant and Shawmut Bank Connecticut, National Association, as Trustee. (Incorporated by reference to Exhibit
                 4.1 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)
10.2           --Form of New Note (included as part of Exhibit 4.1 hereto)
                 (Incorporated by reference to Exhibit 4.2 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)
10.3           --Intercreditor Agreement dated as of April 21, 1995, by and among GSS Holding Corp., the Registrant, ASB Acquisition
                 Corp., NationsBank of Georgia, as Agent and Shawmut Bank Connecticut, National Association, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)
10.4           --Amendment to Intercreditor Agreement (see Exhibit 4.3 hereto)
                 dated as of November 13, 1997, by and among GSS Holding Corp., the Registrant, Alabama Structural Beam Corp., Fleet Capital Corporation, as Agent, and State Street Bank and Trust Company, as Trustee.
10.5           --Loan and Security Agreement dated November 13, 1997, by and among the Registrant, Alabama Structural Beam Corp., Fleet Capital Corporation, as Agent, and the financial institutions listed therein.
10.6           --Asset Purchase Agreement dated January 13, 1995, by and among
                 Gulf States Steel, Inc. of Alabama, GSS Acquisition Corp. and GSS Holding Corp., together with (i) Real Estate Purchase Agreement dated January 13, 1995 by and between Wills Creek Associates, Ltd. and GSS Acquisition Corp. (ii) Caster Purchase Agreement dated January 13, 1995, between DSC Equipment Associates, Ltd. and GSS Acquisition Corp. and (iii) Asset Purchase Agreement dated January 13, 1995, between Alabama Structural Beams, Inc. and Alabama Structural Beams Acquisition Corp. (Incorporated by reference to Exhibit 10.1 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)
10.7           --Assignment Agreement dated as of March 30, 1995, by and among
                 GSS Acquisition Corp. and the Registrant. (Incorporated by reference to Exhibit 10.2 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)
10.8           --Assignment Agreement dated as of March 30, 1995, by and among
                 Alabama Structural Beams Acquisition Corp., a Delaware corporation, and Alabama Structural Beams Acquisition Corp., an Alabama corporation. (Incorporated by reference to Exhibit 10.3 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)

10.9           --Tax Sharing Agreement dated as of April 21, 1995, among GSS
                 Holding Corp. the Registrant and Alabama Structural Beam Acquisition Corp. (Incorporated by reference to Exhibit 10.5 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)
10.10          --Management Consulting Services Agreement dated April 21, 1995, between the Registrant and Spectrum Management Company, Inc. (Incorporated by reference to Exhibit 10.6 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)
10.11          --Management Consulting Services Agreement dated April 21, 1995, between the Registrant and Hancock Venture Partners, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)
10.12          --Insurance Services Agreement dated April 21, 1995, between the
                 Registrant and Risk Management Solutions, Inc. (Incorporated
                 by reference to Exhibit 10.8 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)
10.13          --GSS Holding Corp. 1995 Employee, Director and Consultant Stock
                 Option Plan (Incorporated by reference to Exhibit 10.9 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)
10.14          --Iron Ore Sales Agreement dated as of May 5, 1994 by and between
                 Quebec Cartier Mining Company and the Registrant. (Incorporated by reference to Exhibit 10.10 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)
10.15          --Employment contracts with named executive officers.
                 (Incorporated by reference to the Registrant's annual report on Form 10-K for the fiscal year ended October 31, 1995 filed with the Securities and Exchange Commission on January 27, 1996.)
11             --Computation of earnings per share.
12             --Computation of ratios.
21             --Subsidiaries of the Registrant (Incorporated by reference to
                 Exhibit 21 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)
27             --Financial Data Schedule.

ITEM 14 (b).    REPORTS ON FORM 8-K
------------    -------------------

         No reports on Form 8-K were filed during the fourth quarter ended October 31, 1997.


ITEM 14 (c).    EXHIBITS
------------    --------

         The response to this portion of item 14 is submitted as a separate section of this report.

ITEM 14 (d).    CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
------------    -----------------------------------------

                                                                     Schedule II

                      GULF STATES STEEL, INC. OF ALABAMA

                       Valuation and Qualifying Accounts

                                           Balance at        Charged to      Deductions-        Balance at
                                          Beginning of       Costs and      Write-offs(a)         End of
Description                                  Period           Expenses                            Period
--------------------------------------------------------------------------------------------------------------
Allowance for Doubtful accounts:

Year ended October 31, 1997               $1,050,000             --            660,126          $ 389,874


Year ended October 31, 1996               $1,509,000         (234,520)         224,480         $1,050,000

Period from April 21, 1995 to
  October 31, 1995 (Successor)            $1,509,000           (8,893)          (8,893)        $1,509,000

Period from November 1, 1994 to
   April 20, 1995 (Predecessor)           $1,509,000            4,987            4,987         $1,509,000

(a)  Uncollectible accounts written off, net of recoveries.

                      GULF STATES STEEL, INC. OF ALABAMA
                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     GULF STATES STEEL, INC. OF ALABAMA
                                                                 (Registrant)
1/23/98                                              /s/ John D. Lefler
-------------------------                            -------------------------------------------------------
Date                                                 John D. Lefler, President and Chief Executive
                                                     Officer (Principal Executive Officer)

1/23/98                                              /s/ Hugh D. Bennett
-------------------------                            -------------------------------------------------------
Date                                                 Hugh D. Bennett, Vice President and CFO
                                                     (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dated indicated.

1/23/98                                              /s/ Steven E. Karol
-------------------------                            -------------------------------------------------------
Date                                                 Steven E. Karol, Chairman of the Board, Director

1/23/98                                              /s/ John D. Lefler
-------------------------                            -------------------------------------------------------
Date                                                 John D. Lefler, Director

1/23/98                                              /s/ Robert W. Ackerman
-------------------------                            -------------------------------------------------------
Date                                                 Robert W. Ackerman, Director

1/23/98                                              /s/ Dale S. Okonow
-------------------------                            -------------------------------------------------------
Date                                                 Dale S. Okonow, Director

1/23/98                                              /s/ William S. Karol
-------------------------                            -------------------------------------------------------
Date                                                 William S. Karol, Director

1/23/98                                              /s/ Howard H. Stevenson
-------------------------                            -------------------------------------------------------
Date                                                 Howard H. Stevenson, Director

1/23/98                                              /s/ Robert M. Wadsworth
-------------------------                            -------------------------------------------------------
Date                                                 Robert M. Wadsworth, Director

1/23/98                                              /s/ Alexander S. McGrath
-------------------------                            -------------------------------------------------------
Date                                                 Alexander S. McGrath, Director