Form 10-Q
period 1998-01-31
GULF STATES STEEL INC /AL/
filed 1998-03-12
CIK 945530

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                                   FORM 10-Q

(Mark One)
  X   Quarterly report pursuant to Section 13 or 15 (d) of the Securities
-----
Act of 1934
For the quarterly period ended January 31, 1998.

                                       OR

      Transition report pursuant to Section 13 or 15 (d) of the Securities
-----
Act of 1934
For the transition period from                to
                              ----------------  -----------------
Commission file number  33-92496
                        --------

                      GULF STATES STEEL, INC. OF ALABAMA
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

                      Alabama                                               63-114 1013
-------------------------------------------------------------   -----------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

       174 South 26th Street
         Gadsden, Alabama                                                      35904-1935
-------------------------------------------------------------    -----------------------------------
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

                            Yes    X       No
                                 -----        ------

Indicate the number of shares outstanding of each class of common stock, as of the latest practical date:

     Common Stock $ .01 par value - 3,610,000 shares as of March 1, 1998

                      GULF STATES STEEL, INC. OF ALABAMA

                                     INDEX

                                                                         Page
                                                                         -----

PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

         Consolidated Statements of Income
         For the Three Months Ended January 31, 1998 and 1997...........    1

         Consolidated Balance Sheets -
         as of January 31, 1998 and October 31, 1997....................    2

         Consolidated Statements of Cash Flows -
         For the Three Months Ended January 31, 1998 and 1997............   3

         Notes to Consolidated Financial Statements (Unaudited).......... 4 - 7

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations................... 8 - 10

PART II  OTHER INFORMATION

ITEM 6.  Exhibits & Reports on Form 8-K..................................   11

PART I   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         --------------------------------


                       GULF STATES STEEL, INC. OF ALABAMA
                 Consolidated Statements of Income (Unaudited)
                  (dollars in thousands except per share data)


                                                               Three Months Ended   Three Months Ended
                                                                January 31, 1998     January 31, 1997
                                                               -------------------  -------------------

Net sales....................................................          $  103,317           $  111,317
Cost of goods sold, excluding depreciation...................              87,503               97,719
Depreciation.................................................               5,043                4,974
Profit sharing...............................................                   -                    6
Selling, general and administrative expenses.................               4,263                3,501
                                                                       ----------           ----------
Operating profit.............................................               6,508                5,117

Other (income) expense:
     Interest expense........................................               7,041                6,372
     Interest income.........................................                  (2)                 (12)
                                                                       -----------          -----------
                                                                            7,039                6,360
                                                                       -----------          -----------

Loss before income taxes.....................................                (531)              (1,243)
Income tax benefit...........................................                   -                 (401)
                                                                       -----------          -----------

Loss before extraordinary item...............................                (531)                (842)
Extraordinary charge for debt refinancing....................              (1,044)                   -
                                                                       -----------          -----------
Net loss.....................................................          $   (1,575)          $     (842)
                                                                       ===========          ===========

Basic earnings per share:
     Loss before extraordinary item..........................          $     (.15)               $(.23)
     Extraordinary charge (Note 6)...........................                (.29)                   -
                                                                       -----------          -----------
Net loss per share...........................................          $     (.44)               $(.23)
                                                                       ===========          ===========

Common and common equivalent shares outstanding                         3,610,000            3,610,000
                                                                       ==========           ==========

                      GULF STATES STEEL, INC. OF ALABAMA
                          Consolidated Balance Sheets
                            (dollars in thousands)


                                                                          (Unaudited)
                                                                       January 31, 1998     October 31, 1997
                                                                      -----------------    -----------------
                            ASSETS
Current assets:
  Cash and cash equivalents......................................          $  2,684           $  2,359
  Accounts receivable, less allowance for doubtful accounts of
   $395 in 1998 and $390 in 1997.................................            35,849             33,385
  Inventories....................................................            55,420             54,651
  Deferred income taxes..........................................             3,375              3,311
  Prepaids and other current assets..............................             9,266              7,140
                                                                           --------           --------

     Total current assets........................................           106,594            100,846

Property, plant and equipment, net...............................           200,977            197,706
Deferred charges, less accumulated amortization of $3,038 in
  1998 and $3,109 in 1997........................................             6,085              6,840
                                                                           --------           --------

     Total assets................................................          $313,656           $305,392
                                                                           ========           ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...............................................          $ 31,036           $ 33,998
  Accrued payroll and employee benefits..........................             4,809              4,851
  Accrued workers compensation...................................             3,282              3,056
  Accrued gainsharing............................................             1,076              2,934
  Accrued interest payable.......................................             7,898              1,272
  Other accrued liabilities......................................             6,358              5,166
  Income taxes payable...........................................               173                174
  Current portion of long-term debt..............................               643                643
                                                                           --------           --------

     Total current liabilities...................................          $ 55,275           $ 52,094

Long-term debt...................................................           233,613            227,556
Deferred retiree health benefits.................................             3,274              2,736
Deferred income taxes............................................             1,376              1,313
Common stock warrants subject to put options.....................             2,225              2,225

Stockholders' equity:
  Common Stock, par value $.01 per share; 4,000,000 shares
   authorized, 3,610,000 shares issued and outstanding                           36                 36

  Additional paid-in capital.....................................            39,050             39,050
  Notes receivable from officers.................................              (750)              (750)
  Accumulated deficit............................................           (20,443)           (18,868)
                                                                           --------           --------
     Total stockholders' equity..................................            17,893             19,468
                                                                           --------           --------

     Total liabilities and stockholders' equity..................          $313,656           $305,392
                                                                           ========           ========

See accompanying notes.

                      GULF STATES STEEL, INC. OF ALABAMA
               Consolidated Statements of Cash Flows (Unaudited)
                            (dollars in thousands)


                                                                               Three Months Ended           Three Months Ended
                                                                                January 31, 1998             January 31, 1997
                                                                                ----------------             ----------------
Operating activities:
Net loss                                                                            $ (1,575)                    $  (842)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
  Depreciation.......................................................                  5,043                       4,974
  Amortization.......................................................                    390                         380
  Deferred income taxes..............................................                      -                        (644)
  Extraordinary item.................................................                    859                           -
  Changes in operating assets and liabilities:
     Accounts receivable.............................................                 (2,464)                      1,343
     Inventories.....................................................                   (769)                     (5,053)
     Prepaids and other current assets...............................                 (2,126)                     (5,105)
     Accounts payable................................................                 (2,962)                     13,120
     Accrued payroll and employee benefits...........................                 (1,136)                     (2,585)
     Accrued interest payable........................................                  6,626                       6,445
     Other accrued liabilities.......................................                  1,192                      (2,868)
     Income taxes prepaid and payable................................                     (1)                        211
                                                                                    ---------                    --------
Net cash provided by operations......................................                  3,077                       9,376
                                                                                    ---------                    --------

Investing activities:
Building and equipment purchases.....................................                 (7,995)                     (7,889)
                                                                                    ---------                    --------
Net cash used in investing activities................................                 (7,995)                     (7,889)
                                                                                    ---------                    --------

Financing activities:
Net borrowings (payments) on revolving credit facilities.............                 43,216                      (2,982)
Prepayment of prior revolving credit facility (Note 6)...............                (37,393)                          -
Payments on long-term debt...........................................                   (156)                       (161)
Debt issuance costs..................................................                   (424)                          -
                                                                                    ---------                    --------
Net cash provided (used) by financing activities.....................                  5,243                      (3,143)
                                                                                    ---------                    --------

Net increase (decrease) in cash and cash equivalents.................                    325                      (1,656)
Cash and cash equivalents at beginning of year.......................                  2,359                       4,458
                                                                                    ---------                    --------
Cash and cash equivalents at end of period...........................               $  2,684                     $ 2,802
                                                                                    =========                    ========

Supplemental cash flow information:
Cash paid during the year for:
  Interest...........................................................               $    787                     $   575
  Income taxes.......................................................                      1                           -
Noncash investing and financing activities:
  Capital lease obligations..........................................               $    319                           -



See accompanying notes.

                      GULF STATES STEEL, INC. OF ALABAMA
            Notes to Consolidated Financial Statements (Unaudited)


NOTE 1 -- BASIS OF PRESENTATION

     The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Gulf States Steel, Inc. of Alabama and its wholly-owned subsidiary (the "Company") for the fiscal three month periods ended January 31, 1998 and 1997. All material intercompany accounts and transactions have been eliminated. Effective January 30, 1998, the Company's wholly-owned subsidiary, Alabama Structural Beam Corp., was merged into the Company as a separate division. Certain amounts in the 1997 Consolidated Balance Sheet have been reclassified to conform to the 1998 presentation.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period November 1, 1997 to January 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1998. For further information, refer to the consolidated financial statements of the Company and the notes thereto included in the Company's Form 10-K for the year ended October 31, 1997.


NOTE 2 -- ACCOUNTING CHANGE

     Effective October 31, 1997, the Company changed its method of accounting for costs incurred for process reengineering. These costs, totaling $2.6 million at October 31, 1997, were previously capitalized by the Company and were written off in 1997 as the cumulative effect of an accounting change. This accounting change is in accordance with a consensus reached by the Emerging Issues Task Force, Issue 97-13, Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation. The income tax benefit relating to this write-off is reserved by a deferred income tax valuation allowance. The effect of this accounting change was not material for years prior to 1997. Approximately, $20,000 of business process reengineering costs which are required to be expensed per EIFT 97-13 were incurred during the first quarter of fiscal 1998.

NOTE 3 -- INVENTORIES

Inventories are as follows:

                                             (Unaudited)
                                          January 31, 1998   October 31, 1997
                                          -----------------------------------
                                                (dollars in thousands)

Raw Materials and Supplies                      $16,439            $19,534

Work-in-Process                                  15,117             13,528

Finished Products                                23,864             21,589
                                                -------            -------

Total                                           $55,420            $54,651
                                                =======            =======


The Company's inventories are valued at the lower of cost, as determined by the first-in first-out (FIFO) method, or market.

NOTE 4 -- DEFERRED INCOME TAXES

  At January 31, 1998, the Company had net current deferred tax assets of $4.2 million and net non-current deferred tax assets of $3.9 million. As of January 31, 1998, the Company has established a deferred tax valuation allowance of $6.1 million due to operating losses in the current and prior years. This valuation allowance will be reviewed on a quarterly basis.


NOTE 5 -- CONTINGENCIES

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

  The predecessor company settled with the Alabama Department of Environmental Management ("ADEM") during 1994 for all outstanding air and water violations, and the Company believes that its facility now operates, as a general matter, in substantial compliance with existing air emission regulations and its water discharge permit, subject, however, to the matters set forth below.

  During 1992, the U.S. Environmental Protection Agency ("EPA") asserted that a wastewater ditch system on the Company's property should be remediated and closed. As of October 31, 1994, the predecessor Company has remediated a portion of the ditch. Sampling results indicate that Clean Closure was achieved; however, EPA has not yet granted Clean Closure Certification. On November 26, 1997, ADEM approved the closure plan for the wastewater ditch system. The requirements of the closure plan are: (1) sediment sampling in the ditch system and (2) ground water monitoring. Sixty-six sediment samples will be taken throughout the system. These will be analyzed and, if background levels are exceeded, some sort of risked-based closure or soil removal will be required. Eleven groundwater-monitoring wells will be installed. These will be monitored until EPA and ADEM approve the closure certification. The Company believes Clean Closure will be achieved; however, if clean closure can not be achieved, the company estimates the contingent closure costs will be $1.1 million, with post-closure costs of $2.8 million ($94,000 annually for 30 years).

  The Company faces an enforcement action under the Clean Water Act. The U.S. Department of Justice notified the Company that it, at the request of the EPA, was prepared to take "appropriate enforcement action in federal court" against the Company for alleged violations of its water discharge permit, and invited the Company to discuss a possible settlement prior to filing suit. The Company opened discussions with the Justice Department in an attempt to settle these claims. These discussions have resulted in substantial agreement as to certain additional upgrades to the Company's waste water treatment system; however, no agreement has been reached as to civil penalties for past violations. On August 28, 1997, while negotiations were ongoing with the Justice Department, a 60-day notice of intent to file a citizen suit under the Clean Water Act was sent by one Johnny Williams, a resident of Rainbow City, Alabama. Prior to expiration of the 60-day period, the Justice Department filed its action under the Clean Water Act, thus precluding the citizen suit (see United States v. Gulf States Steel, Inc., CV 97-S-2755-M filed October 17, 1997). On October 27, 1997, Mr. Williams moved to intervene in the government's action. Despite the filing, the Company and the Justice Department are continuing to explore possible settlement of the civil penalty. The Clean Water Act provides for civil penalties of up to $25,000 per day for violations occurring before January 30, 1997 and $27,500 per day for violations occurring on or after January 30, 1997. At this time it is not possible to predict what level of civil penalties the Justice Department will ultimately seek for these alleged exceedances, or when agreement will be reached with the Company.

  In addition, on February 5, 1998, Mr. Williams instituted an action in the Circuit Court of Etowah County, individually and as a representative of a putative class of downstream property owners, seeking unspecified damages and injunctive relief on a variety of theories for the alleged diminution of downstream property values and unspecified health hazards as a result of the Company's waste water discharges. The Company believes the claims of Mr. Williams are without merit, and that no class should be certified.

  During negotiations with the Justice Department over the Clean Water Act matter described above, the Justice Department raised remediation of Black Creek as a possible issue. The EPA is now investigating Black Creek and has performed sampling in Black Creek and Lake Gadsden. Sampling results thus far indicate levels of metals, primarily lead and zinc, in the sediment of Black Creek and in certain locations in Lake Gadsden. The levels of metals in the sediment generally increase with depth, indicating historical discharges are a greater contributor to the elevated levels. The EPA has made no determination of what remediation, if any, will be necessary. In December, 1997, the EPA performed another round of sampling to better define the scope of the potential remediation. The Company has received copies of the results of the most recent sampling round, but the EPA has made no further suggestions regarding the appropriate scope of any potential remediation activities. The Company has expressed its position to the EPA that its contribution, if any, to the sediment findings is divisible, and that apportioned, rather than joint and several liability, is appropriate. Additionally, the Company's relative contribution, if any, to the sediment results must be further reduced to the extent that it is the result of a federally permitted discharge. The combined effect of the Company's analysis is that any potential liability that is assignable to it is so small as to be de minimis. Given current information, it is not possible to predict the scope or cost of any potentially required remediation of Black Creek and/or Lake Gadsden, nor is it known whether the Company's analysis regarding its potential liability will be accepted.

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

  Though the Company believes that it has adequately provided for the cost of all known environmental conditions, the applicable agencies could insist upon different and possibly more costly remedial measures than those believed by the Company to be adequate or required by existing law. The Company's expenditures for environmental capital projects aggregated $0.7 million and $1.1 million for the three months ended January 31, 1998 and 1997, respectively. As of January 31, 1998, the Company has accrued $1.1 million for unresolved environmental matters.

  The Company is also involved in litigation arising from its normal operations, including employee matters, the resolution of which is not expected to have a significant effect on the Company's financial position, results of operations or liquidity.


NOTE 6 -- EXTRAORDINARY ITEM

  On November 13, 1997, the Company retired its previous $70 million Revolving Credit Facility and entered into a new $80 million Credit Facility which includes a $70 million revolving credit facility and a $10 million equipment financing facility. In connection with this refinancing, the Company recorded an extraordinary expense of $1.04 million, consisting of a noncash charge of $0.86 million to write-off of unamortized debt issuance costs and a prepayment penalty of $0.18 million. The income tax benefit relating to this write-off is reserved by a deferred income tax valuation allowance. Available borrowings are subject to limits based on eligible accounts receivable and inventories. The new Credit Facility has an original term of three years through November 13, 2000, at which time the agreement will automatically renew itself for one-year terms unless terminated by either party. Obligations under the new Credit Facility are secured by inventories and accounts receivable, and the Company is required to maintain a defined amount of consolidated adjusted tangible net worth at all times.

NOTE 7  EARNINGS PER SHARE

  Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In addition, the Company has outstanding common stock warrants subject to put options to purchase 190,000 shares of common stock. During periods of net losses, the warrants are antidilutive and, therefore, are not considered common equivalent shares. As a result, diluted earnings per share at January 31, 1998 and 1997 does not differ from basic earnings per share.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------


Forward-Looking Statements

  This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Such statements are based on management's current assumptions and expectations and are subject to a number of factors and uncertainties which could cause actual results or business conditions to differ materially from those anticipated in the forward-looking statements. There can be no assurance that actual results will not differ materially from those described in such statements because of various factors, including, but not limited to: - the size and timing of significant orders, as well as deferral of orders, over which the Company has little control; the variation in the Company's sales cycles from customer to customer; increased competition posed by other steel producers; changes in pricing policies by the Company and its competitors; the need to secure or build manufacturing capacity in order to meet demand for the Company's products; the Company's success in expanding its sales programs and its ability to gain increased market acceptance for its existing product lines; the gain or loss of significant customers; the ability to complete the Company's capital investment program and successfully produce its products; shortages in the availability of raw materials from the Company's suppliers; fluctuations in the price and availability of energy; the costs of environmental compliance and the impact of government regulations; the Company's relationship with its work force; the restrictive covenants and tests contained in the Company's debt instruments, which could limit the Company's operating and financial flexibility; and, general economic conditions.


Results of Operations

  Results of operations for an interim period are not necessarily indicative of results for the full year.


Three Months Ended January 31, 1998 Compared to Three Months Ended January 31, 1997

  Net Sales. Net sales decreased 7.2% to $103.3 million for the 1998 period from $111.3 million for the 1997 period. This decline is primarily the result of a 5.7% decrease in sales volume on shipments of flat rolled products to 244,320 net tons in the 1998 period compared to 259,070 net tons in the 1997 period. This decline was primarily the result of closing the blooming mill in August, 1997 due to its unfavorable economic margins. In addition, average selling prices decreased $8 per ton in the first quarter of fiscal 1998 to $418 per ton compared to $426 per ton in 1997. This change was primarily due to unfavorable changes in the shipping mix as well as weak transaction prices for alloy plate.

  Cost of Goods Sold. Cost of goods sold, excluding depreciation, decreased 10.4% to $87.5 million for the 1998 period from $97.7 million for the 1997 period. As a percentage of net sales, cost of goods sold, excluding depreciation, decreased to 84.7% from 87.8%. Although much of this decrease was due to lower sales volume in the 1998 period compared to the 1997 period, significant improvements resulted from the Company's cost reduction program, control of labor hours and improved throughput at the major production units. Average manufacturing costs for flat rolled products decreased to $351 per ton in the 1998 period from $372 per ton during the comparable period in fiscal 1997. Depreciation expense increased to $5.04 million in the first quarter of fiscal 1998 compared to $4.97 million in 1997.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4.3 million, or 4.1% of sales, in the 1998 period from $3.5 million, of 3.1% of sales in the 1997 period. This increase resulted from higher staffing costs, increased benefit plan costs and higher noncapitalized costs relating to the Company's business process reengineering and information technology transformation initiatives.

  Operating Profit. As a result of the changes in net sales, cost of goods sold, selling and general and administrative expenses, operating profit increased to $6.5 million, or 6.3% of net sales, in the 1998 period, from $5.1 million, or 4.6% of net sales, in the 1997 period.

  Interest Expense. Interest expense, net of interest income, increased to $7.0 million in the 1998 period from $6.4 million during the comparable period in 1997. This increase was due to the higher average balance of borrowings under the Company's revolving credit agreement.

  Income Taxes. The benefit for income taxes decreased from $0.4 million during the first quarter of 1997 to zero for the same period in fiscal 1998. This change in the effective tax rate was due to the establishment of a valuation allowance for the Company's deferred tax assets which reduced the tax benefit rate.

Liquidity and Capital Resources

  The Company's net cash provided by operations was $3.0 million during the first three months of fiscal 1998 compared to $9.4 million for the three months ended January 31, 1997. The primary reason for this decrease in cash provided by operations was the large increase in accounts payable during the first quarter of fiscal 1997 compared to the small decrease in accounts payable during the same period of fiscal 1998. This effect was partially offset by the large increase in inventories and prepaid assets during the first quarter of fiscal 1997 compared to the same period in fiscal 1998.

  The Company's primary capital requirements consist of capital expenditures and debt service. The Company makes capital expenditures for the replacement of existing plant and equipment, compliance with environmental regulations, and the upgrading and improvement of manufacturing facilities. The Company's capital expenditures for the three months ended January 31, 1998 were $8.0 million compared to $7.9 million in the three months ended January 31, 1997. For fiscal year 1998, the Company expects capital expenditures, excluding capitalized interest, to total approximately $2.4 million for environmental projects and expenditures for the replacements, upgrading and improvement of facilities and equipment to total approximately $18.5 million.

  On April 21, 1995, the Company completed the acquisition of substantially all the assets and certain liabilities of the Gadsden, Alabama facilities of Gulf States Steel, Inc. of Alabama (predecessor) from the Brenlin Group. In connection with this acquisition, $190 million in First Mortgage Notes were issued, upon which the Company is required to make semi-annual cash interest payments of approximately $12.8 million ($25.7 annually). Although the Company will not be required to make principal payments on the First Mortgage Notes until maturity, in the event of Excess Cash Flow, as defined by the First Mortgage Note Indenture, the Company will be required to purchase First Mortgage Notes with 50% of such Excess Cash Flow. The Notes are senior obligations of the Company and are secured by substantially all the assets of the Company except accounts receivable and inventories. The Notes impose certain limitations on the Company including the ability to incur additional indebtedness, pay dividends, make certain restricted payments, create liens or sell substantially all of the Company's assets.

  On November 13, 1997, the Company retired its previous $70 million credit facility and entered into a new $80 million credit facility. This new Credit Facility includes a $70 million revolving credit line and a $10 million equipment financing facility. Available borrowings are subject to limits based on eligible accounts receivable and inventories. The new Credit Facility has an original term of three years through November 13, 2000, at which time the agreement will automatically renew itself for one-year terms unless terminated by either party. Obligations under the new Credit Facility are secured by inventories and accounts receivable, and the Company is required to maintain a defined amount of consolidated adjusted tangible net worth at all times. During November 1997, the Company recorded an extraordinary expense of $1.0 million in connection with the refinancing, however, $0.9 million was a noncash transaction consisting of the write-off of prior unamortized debt issuance costs. As of January 31, 1998, approximately $43.0 million was borrowed under the current Credit Facility.

  At the time of the acquisition, GSS Holdings Corp. issued certain promissory notes to Capital Resource Lenders II, L.P. as a part of a related transaction. Although the Company has no obligation with respect to these promissory notes, GSS Holdings is required to make payments thereon in accordance with the respective terms thereof, for which the source of funds is expected to be dividend distributions or loans from the Company. The promissory notes require GSS Holdings to cause the Company to pay dividends to Holdings to the maximum extent allowed under the terms of the First Mortgage Notes indenture and applicable law until the GSS Holdings notes are repaid in full. No dividends are payable by the Company as of January 31, 1998. In addition, in connection with the acquisition, GSS Holdings issued a promissory note to the seller for which the source of funds for repayment is also expected to be dividend distributions or loans from the Company. There have been no cash payments required or made on the seller note through January 31, 1998.

  The Company has incurred losses in the current and prior years. An anticipated outage to repair the blast furnace is currently scheduled for fiscal year 1999, although it could occur earlier depending on the blast furnace's condition. This outage will impact operating results at the time the repairs are made. In addition, the Company has initiated recent cost reduction measures and expects to realize benefits in operating performance from its capital improvement program; however, there can be no assurance that any of these measures and improvements will result in the full realization of the Company's recorded deferred tax assets. Considering these factors, the Company has established a valuation allowance of $6.1 million relating to the net deferred tax assets.

  The Company believes that future cash flows from operations, together with borrowings available under the new Credit Facility, will provide the Company with sufficient liquidity and capital resources to conduct its business activities (including its capital investments) and to meet its cash interest payment requirements. Although the Company is continuously instituting cost reduction initiatives and expects to benefit from improved operating performance related to its capital investments, there can be no assurance that any or all of these potential savings will be realized. Failure to achieve these cost reduction initiatives or improve operating performance through these capital investments, could adversely affect the financial results or liquidity of the Company in the future. In addition, external factors affect the Company's market and related transaction prices for its products as well as its cost structure for outside purchases (i.e., ore, natural gas, electricity, etc.). unfavorable price movements in these items, among others, could adversely affect the Company's financial results and its ability to maintain compliance with the restrictive covenants in the Company's borrowing agreements. In the event that the Company's financial results and/or borrowing availability under the new Credit Facility were so affected, the Company's liquidity and capital resources could be adversely affected which could also significantly limit the Company's ability to withstand competitive pressures or adverse economic conditions.

Year 2000 Issue

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

  The Company has recognized the serious nature of its exposure under the Year 2000 Issue and has developed a modification plan that will minimize this exposure. It has budgeted approximately $8.8 million (of which $6.2 million is expected to be capitalized) for the purchase of Year 2000 compliant software and consultant support all of which is expected to be funded through operating cash flows. The Company has budgeted an additional $0.4 million in expense for the rewrite of systems modules that cannot be purchased as packages. The company believes that these items, which will be expensed as incurred, are not expected to have a material effect on its results of operation.

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

PART II  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     A.  EXHIBIT:  Exhibit 27  Financial Data Schedule

     B. No Exhibits on Form 8-K were filed by the Company during the three months ended January 31, 1998.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                    GULF STATES STEEL, INC. OF ALABAMA
                                    ----------------------------------
                                                (registrant)


                                    By: /s/ John D. Lefler
                                        ------------------------------
                                        John D. Lefler
                                        President & Chief Executive Officer
                                        (Principal Executive Officer)



Dated:  March 12, 1998              By: /s/ Hugh D. Bennett
                                        ------------------------------
                                        Hugh D. Bennett
                                        Vice President & Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)