Form 10-Q
period 1998-04-30
GULF STATES STEEL INC /AL/
filed 1998-06-10
CIK 945530

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities
    Act of 1934

For the quarterly period ended April 30, 1998.

                                      OR
[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Act of
    1934

For the transition period from                   to
                                ----------------     ----------------

Commission file number  33-92496
                        --------

                      GULF STATES STEEL, INC. OF ALABAMA
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Alabama                                           63-1141013
----------------------------------------              --------------------------
   (State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                        Identification No.)

       174 South 26th Street
         Gadsden, Alabama                                     35904-1935
----------------------------------------              --------------------------
(Address of principal executive offices)                      (Zip Code)

                                (205) 543-6100
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

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

     Common Stock $ .01 par value - 3,610,000 shares as of  June 1, 1998

                      GULF STATES STEEL, INC. OF ALABAMA

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         CONSOLIDATED STATEMENTS OF INCOME --
         FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997; FOR THE
         SIX MONTHS ENDED APRIL 30, 1998 AND 1997.......................      1

         CONSOLIDATED BALANCE SHEETS --
         AS OF APRIL 30, 1998 AND OCTOBER 31, 1997......................      2

         CONSOLIDATED STATEMENTS OF CASH FLOWS --
         FOR THE SIX MONTHS ENDED APRIL 30, 1998 AND 1997...............      3

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................    4-7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................    8-11

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............     12

ITEM 5.  OTHER INFORMATION..............................................     12

ITEM 6.  EXHIBITS & REPORTS ON FORM 8-K.................................     12


PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         --------------------------------

                      GULF STATES STEEL, INC. OF ALABAMA
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (dollars in thousands except per share data)

                                                             THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                  APRIL 30                              APRIL 30
                                                     -----------------------------------  -------------------------------------
                                                            1998              1997               1998               1997
                                                     ------------------  ---------------  ------------------  -----------------
Net sales..........................................         $  103,592       $  106,928          $  206,909         $  218,245
Costs of goods sold, excluding depreciation........             89,294           93,344             176,797            191,063
Depreciation.......................................              5,043            4,594              10,086              9,568
Profit sharing.....................................                  -                4                   -                 10
Selling, general and administrative expenses.......              4,321            3,596               8,584              7,097
                                                     ------------------  ---------------  ------------------  -----------------

Operating profit...................................              4,934            5,390              11,442             10,507

Other (income) expense:
   Interest expense................................              7,021            6,857              14,062             13,229
   Interest income.................................                 (1)              (3)                 (3)               (15)
                                                     ------------------  ---------------  ------------------  -----------------
                                                                 7,020            6,854              14,059             13,214
                                                     ------------------  ---------------  ------------------  -----------------

Loss before income taxes...........................             (2,086)          (1,464)             (2,617)            (2,707)
Income tax benefit.................................                  -             (367)                  -               (768)
                                                     ------------------  ---------------  ------------------  -----------------

Loss before extraordinary item.....................             (2,086)          (1,097)             (2,617)            (1,939)
Extraordinary charge for debt refinancing..........                  -                -              (1,044)                 -
                                                     ------------------  ---------------  ------------------  -----------------

Net loss...........................................         $   (2,086)      $   (1,097)         $   (3,661)        $   (1,939)
                                                     =================   ==============   =================   ================

Basic earnings per share:
   Loss before extraordinary item..................              $(.57)           $(.30)         $     (.72)             $(.54)
   Extraordinary charge (Note 6)...................                  -                -                (.29)                 -
                                                     ------------------  ---------------  ------------------  -----------------
Net loss per share.................................              $(.57)           $(.30)         $    (1.01)             $(.54)
                                                     =================   ==============   =================   ================

Common and common equivalent shares
   outstanding.....................................          3,610,000        3,610,000           3,610,000          3,610,000
                                                     =================   ==============   =================   ================

See accompanying notes

                      GULF STATES STEEL, INC. OF ALABAMA
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)


                                                                                (UNAUDITED)
                                                                               APRIL 30, 1998   OCTOBER 31, 1997
                                                                               --------------   ----------------
                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................................                   $  3,392           $  2,359
  Accounts receivable, less allowance for doubtful accounts of
   $486 in 1998 and $390 in 1997.................................                     33,831             33,385
  Inventories....................................................                     62,300             54,651
  Deferred income taxes..........................................                      3,777              3,311
  Prepaids and other current assets..............................                      1,686              7,140
                                                                               --------------   ----------------
     Total current assets........................................                    104,986            100,846

Property, plant and equipment, net...............................                    201,120            197,706
Deferred charges, less accumulated amortization of $3,357 in
  1998 and $3,109 in 1997........................................                      5,763              6,840
                                                                               --------------   ----------------
     Total assets................................................                   $311,869           $305,392
                                                                               ==============   ================

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable...............................................                   $ 33,232           $ 33,998
  Accrued payroll and employee benefits..........................                      6,517              4,851
  Accrued workers compensation...................................                      3,221              3,056
  Accrued gainsharing............................................                      1,700              2,934
  Accrued interest payable.......................................                      1,473              1,272
  Other accrued liabilities......................................                      7,569              5,166
  Income taxes payable...........................................                        173                174
  Current portion of long-term debt..............................                        643                643
                                                                               --------------   ----------------
     Total current liabilities...................................                     54,528             52,094

Long-term debt...................................................                    233,723            227,556
Deferred retiree health benefits.................................                      3,808              2,736
Deferred income taxes............................................                      1,778              1,313
Common stock warrants subject to put options.....................                      2,225              2,225

Stockholders' equity:
  Common Stock, par value $.01 per share; 4,000,000 shares
   authorized, 3,610,000 shares issued and outstanding                                    36                 36
  Additional paid-in capital.....................................                     39,050             39,050
  Notes receivable from officers.................................                       (750)              (750)
  Accumulated deficit............................................                    (22,529)           (18,868)
                                                                               --------------   ----------------
     Total stockholders' equity..................................                     15,807             19,468
                                                                               --------------   ----------------
     Total liabilities and stockholders' equity..................                   $311,869           $305,392
                                                                               ==============   ================

See accompanying notes.

                      GULF STATES STEEL, INC. OF ALABAMA
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (dollars in thousands)


                                                                            SIX MONTHS ENDED    SIX MONTHS ENDED
                                                                             APRIL 30, 1998      APRIL 30, 1997
                                                                            ----------------    ----------------
OPERATING ACTIVITIES:
Net loss.............................................................            $    (3,661)          $  (1,939)
Adjustments to reconcile net loss to net cash provided by
    operating activities:
  Depreciation.......................................................                 10,086               9,568
  Amortization.......................................................                    779                 761
  Deferred income taxes..............................................                      -              (1,013)
  Extraordinary item.................................................                    859                   -
  Changes in operating assets and liabilities:
     Accounts receivable.............................................                   (446)              5,108
     Inventories.....................................................                 (7,649)            (15,152)
     Prepaids and other current assets...............................                  5,454                 (56)
     Accounts payable................................................                   (766)                281
     Accrued payroll and employee benefits...........................                  1,669              (2,047)
     Accrued interest payable........................................                    201                 173
     Other accrued liabilities.......................................                  2,403                 648
     Income taxes prepaid and payable................................                     (1)                213
                                                                            ----------------    ----------------
Net cash provided (used) by operations...............................                  8,928              (3,455)
                                                                            ----------------    ----------------
INVESTING ACTIVITIES:
Building and equipment purchases.....................................                (13,167)            (16,445)
                                                                            ----------------    ----------------
Net cash used in investing activities................................                (13,167)            (16,445)
                                                                            ----------------    ----------------
FINANCING ACTIVITIES:
Net borrowings (payments) on revolving credit facilities.............                 43,459              17,407
Prepayment of prior revolving credit facility (Note 6)...............                (37,393)                  -
Payments on long-term debt...........................................                   (315)               (326)
Reduction of capitalized lease obligations...........................                    (55)                  -
Debt issuance costs..................................................                   (424)                  -
                                                                            ----------------    ----------------
Net cash provided by financing activities............................                  5,272              17,081
                                                                            ----------------    ----------------

Net increase (decrease) in cash and cash equivalents.................                  1,033              (2,819)
Cash and cash equivalents at beginning of year.......................                  2,359               4,458
                                                                            ----------------    ----------------
Cash and cash equivalents at end of period...........................            $     3,392           $   1,639
                                                                            ================    ================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest...........................................................            $    14,772            $ 14,296
  Income taxes.......................................................                      1                   -
Noncash investing and financing activities:
  Capital lease obligations..........................................            $       333            $      -

See accompanying notes.

                      GULF STATES STEEL, INC. OF ALABAMA
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1--BASIS OF PRESENTATION

  The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Gulf States Steel, Inc. of Alabama and its wholly-owned subsidiary (the "Company") for the fiscal six month periods ended April 30, 1998 and 1997. All material intercompany accounts and transactions have been eliminated. Effective January 30, 1998, the Company's wholly-owned subsidiary, Alabama Structural Beam Corp., was merged into the Company. Certain amounts in the 1997 Consolidated Balance Sheet and Statement of Cash Flows have been reclassified to conform to the 1998 presentation.

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period November 1, 1997 to April 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1998. For further information, refer to the consolidated financial statements of the Company and the notes thereto included in the Company's Form 10-K for the year ended October 31, 1997.


NOTE 2--ACCOUNTING CHANGE

  Effective October 31, 1997, the Company changed its method of accounting for costs incurred for process reengineering. These costs, totaling $2.6 million at October 31, 1997, were previously capitalized by the Company and were written off in 1997 as the cumulative effect of an accounting change. This accounting change is in accordance with a consensus reached by the Emerging Issues Task Force, Issue 97-13, Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process
Reengineering and Information Technology Transformation.   The income tax
benefit relating to this write-off is reserved by a deferred income tax valuation allowance. The effect of this accounting change was not material for years prior to 1997. Approximately, $28,400 of business process reengineering costs which are required to be expensed per EIFT 97-13 were incurred during the first six months of fiscal 1998.

NOTE 3--INVENTORIES

Inventories are as follows:

                                           (UNAUDITED)
                                          APRIL 30, 1998        OCTOBER 31, 1997
                                      ------------------------------------------
                                               (dollars in thousands)
Raw Materials and Supplies                   $23,597                $19,534

Work-in-Process                               12,212                 13,528

Finished Products                             26,491                 21,589
                                             -------                -------

Total                                        $62,300                $54,651
                                             =======                =======


The Company's inventories are valued at the lower of cost, as determined by the first-in first-out (FIFO) method, or market.

NOTE 4--DEFERRED INCOME TAXES

  At April 30, 1998, the Company had net current deferred tax assets of $4.7 million and net non-current deferred tax assets of $4.1 million. As of April 30, 1998, the Company has established a deferred tax valuation allowance of $6.8 million due to operating losses in the current and prior years. This valuation allowance will be reviewed on a quarterly basis.

NOTE 5--CONTINGENCIES

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

  During 1992, the U.S. Environmental Protection Agency ("EPA") asserted that a wastewater ditch system on the Company's property should be remediated and "closed" under the Resource Conservation and Recovery Act. As of October 31, 1994, the predecessor Company had remediated a portion of the ditch. On November 26, 1997, ADEM approved the closure plan for the wastewater ditch system. The requirements of the closure plan are: (1) sediment sampling in the ditch system and (2) ground water monitoring. Sixty-six sediment samples have been taken throughout the system. If background levels are exceeded, some sort of risk-based closure or soil removal will be required. Eleven groundwater-monitoring wells have been installed. These will be monitored until EPA and ADEM approve the closure certification. Based upon the preliminary results of sampling, the Company believes that Clean Closure will be achieved; however, if clean closure can not be achieved, the Company estimates the contingent closure costs will be $1.1 million, with post-closure costs of $2.8 million ($94,000 annually for 30 years).

  The Company faces an enforcement action under the Clean Water Act. The U.S. Department of Justice notified the Company that it, at the request of the EPA, was prepared to take "appropriate enforcement action in federal court" against the Company for alleged violations of its water discharge permit, and invited the Company to discuss a possible settlement prior to filing suit. The Company opened discussions with the Justice Department in an attempt to settle these claims. These discussions have resulted in substantial agreement as to certain additional upgrades to the Company's waste water treatment system; however, no agreement has been reached as to civil penalties for past violations. On August 28, 1997, while negotiations were ongoing with the Justice Department, a 60-day notice of intent to file a citizen suit under the Clean Water Act was sent by one Johnny Williams, a resident of Rainbow City, Alabama. Prior to expiration of the 60-day period, the Justice Department filed its action under the Clean Water Act, thus precluding the citizen suit. On October 27, 1997, Mr. Williams moved to intervene in the government's action, and this intervention was allowed by the court. On April 21, 1998, a second motion to intervene was filed by L.E. McGriff and Herbert Patterson, and this motion was also allowed by the court. Despite the filing of this litigation, the Company and the Justice Department are continuing to explore possible settlement of the civil penalty. The Clean Water Act provides for civil penalties of up to $25,000 per day for violations occurring before January 30, 1997 and $27,500 per day for violations occurring on or after January 30, 1997. At this time it is not possible to predict what level of civil penalties the Justice Department will ultimately seek for these alleged exceedances or when agreement will be reached with the Company.

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

  On April 22, 1998, the EPA issued an NOV to the Company relating to alleged violations of the Toxic Substance Control Act ("TSCA") based upon an inspection conducted on May 16, 1996. In this NOV, the EPA requests that a meeting be held to show cause why the EPA should not proceed with an enforcement action. As of this date, such a meeting has not yet been held, and it is not currently possible to predict whether the EPA will choose to proceed with an enforcement action and, if so, whether it will seek to impose penalties upon the Company. The conditions cited in the April 22, 1998 NOV had been promptly addressed by the Company following the May 16, 1996 inspection.

  Though the Company believes that it has adequately provided for the cost of all known environmental conditions, the applicable agencies could insist upon different and possibly more costly remedial measures than those believed by the Company to be adequate or required by existing law. The Company's expenditures for environmental capital projects aggregated $1.8 million and $2.0 million for the six months ended April 30, 1998 and 1997, respectively. As of April 30, 1998, the Company has accrued $1.4 million for unresolved environmental matters.

  The Company is also involved in litigation arising from its normal operations, including employee matters, the resolution of which is not expected to have a significant effect on the Company's financial position, results of operations or liquidity.


NOTE 6--EXTRAORDINARY ITEM

  On November 13, 1997, the Company retired its previous $70 million Revolving Credit Facility and entered into a new $80 million Credit Facility which includes a $70 million revolving credit facility and a $10 million equipment financing facility. In connection with this refinancing, the Company recorded an extraordinary expense of $1.04 million, consisting of a noncash charge of $0.86 million to write-off unamortized debt issuance costs and a prepayment penalty of $0.18 million. The income tax benefit relating to this write-off is reserved by a deferred income tax valuation allowance. Available borrowings are subject to limits based on eligible accounts receivable and inventories. The new Credit Facility has an original term of three years through November 13, 2000, at which time the agreement will automatically renew itself for successive one-year terms unless terminated by either party. Obligations under the new Credit Facility are secured by inventories and accounts receivable, and the Company is required to maintain a defined amount of consolidated adjusted tangible net worth at all times.


NOTE 7--EARNINGS PER SHARE

  Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In addition, the Company has outstanding common stock warrants subject to put options to purchase 190,000 shares of common stock. During periods of net losses, the warrants are antidilutive and, therefore, are not considered common equivalent shares. As a result, diluted earnings per share at April 30, 1998 and 1997 does not differ from basic earnings per share.

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


THREE MONTHS ENDED APRIL 30, 1998 COMPARED TO THREE MONTHS ENDED APRIL 30, 1997

  Net Sales. Net sales decreased 3.1% to $103.6 million for the 1998 period from $106.9 million for the same period in fiscal 1997. This is a direct result of a 4.1% decrease in sales volume on shipments of flat rolled products from 247,750 net tons during the second quarter of fiscal 1997 to 237,700 net tons during the comparable period in fiscal 1998. This decline can primarily be attributed to a planned decrease in production due to closing the blooming mill in August 1997 and to decreased plate production during the quarter resulting from equipment outages at the plate mill. The effect of the decreased production was slightly offset by a rise in average selling prices from $428 per ton in fiscal 1997 to $431 per ton during the same period of fiscal 1998.

  Cost of Goods Sold. Cost of goods sold, excluding depreciation, decreased 4.3% to $89.3 million for the 1998 period from $93.3 million for the 1997 period. As a percentage of net sales, cost of goods sold, excluding depreciation, decreased to 86.2% from 87.3%. Although some of this decrease was due to the lower sales volume in the 1998 period compared to the 1997 period, improvements which favorably impacted cost of sales were the Company's cost reduction programs and improved throughput at the steelmaking units and the hot strip mill. Average manufacturing costs for flat rolled products decreased to $369 per ton in the 1998 period from $372 per ton during the comparable period in fiscal 1997. Depreciation expense increased to $5.0 million during second quarter of fiscal 1998 compared to $4.6 million during the same period in 1997.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4.3 million, or 4.2% of net sales, in the 1998 period from $3.6 million, of 3.4% of net sales in the 1997 period. This increase resulted from higher staffing costs, increased benefit plan costs and higher noncapitalized costs relating to the Company's business process reengineering and information technology transformation initiatives.

  Operating Profit. As a result of the changes in net sales, cost of goods sold, selling and general and administrative expenses, operating profit decreased to $4.9 million, or 4.8% of net sales, in the 1998 period, from $5.4 million, or 5.0% of net sales, in the 1997 period.

  Interest Expense. Interest expense, net of interest income, increased to $7.0 million in the 1998 period from $6.9 million during the comparable period in 1997. This increase was due to the higher average balance of borrowings under the Company's revolving credit agreement.

  Income Taxes. The benefit for income taxes decreased from $0.4 million during the second quarter of 1997 to zero for the same period in fiscal 1998. This change in the effective tax rate was due to the establishment of a valuation allowance for the Company's deferred tax assets which reduced the current tax benefit rate to zero.

SIX MONTHS ENDED APRIL 30, 1998 COMPARED TO SIX MONTHS ENDED APRIL 30, 1997

  Net Sales. Net sales decreased 5.2% to $206.9 million for the 1998 period from $218.2 million for the same period in 1997. The primary cause of this decline in revenues was a decrease in net tons shipped of 4.9% from 506,830 tons during the 1997 period to 482,020 tons during the comparable period in 1998. This decrease in production was 6,540 tons less than the 6.2% decrease forecasted by the Company's fiscal 1998 business plan. Production for the first six months of fiscal 1998 had been forecasted to decline from that of fiscal 1997 due to the closing of the blooming mill in August 1997 because of its unfavorable economic margins. During the first six months of fiscal 1998, the average selling price of flat rolled products declined 0.7% to $424 per ton as compared to $427 per ton during the 1997 period.

  Cost of Goods Sold. Cost of goods sold, excluding depreciation, decreased 7.5% to $176.8 million for the 1998 period from $191.1 million for the 1997 period. As a percentage of net sales, cost of goods sold, excluding depreciation, decreased to 85.4% for the 1998 period from 87.5% for the comparable period in 1997. As was the case for the second quarter, this decrease was primarily due to improved productivity and to realized benefits of the Company's cost reduction programs despite being partially offset by higher hourly labor costs. Average manufacturing costs for flat rolled products decreased to $360 per ton during the 1998 period from $371 per ton during the 1997 period. Depreciation expense increased to $10.1 million in the 1998 period compared to $9.6 million in the 1997 period. This increase was primarily due to the Company's continuing capital expenditures for the replacement, upgrading and improvement of manufacturing facilities and equipment.

  Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased to $8.6 million, or 4.1% of net sales, during the first six months of 1998 from $7.1 million, or 3.3% of net sales, during the same period of 1997. As noted, the increase was primarily due to higher staffing costs, increased benefit plan costs and higher noncapitalized costs relating to the Company's business process reengineering and information technology transformation initiatives.

  Operating Profit. As a result of the changes in net sales, cost of goods sold and selling and general and administrative expenses, operating profit increased to $11.4 million, or 5.5% of net sales, in the 1998 period, from $10.5 million, or 4.8% of net sales, during the 1997 period.

  Interest Expense. Interest expense, net of interest income, increased to $14.1 million during the 1998 period from $13.2 million during the comparable period in 1997. This was primarily due to the higher average balance of borrowings under the Company's revolving credit agreement.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's net cash provided by operations was $8.9 million during the first six months of fiscal 1998 compared to cash used by operations of $3.5 million for the six months of 1997. The primary reasons for the increase in cash provided by operations was the decreased use of cash for inventories during the first six months of fiscal 1998 compared to the same period of fiscal 1997 as well as a large decrease in the prepaid ore and shipping accounts during the first six months of fiscal 1998 compared to almost no change in these accounts during the same period of fiscal 1997.

  The Company's primary capital requirements consist of capital expenditures and debt service. The Company makes capital expenditures for the replacement of existing plant and equipment, compliance with environmental regulations, and the upgrading and improvement of manufacturing facilities. The Company's capital expenditures for the six months ended April 30, 1998 were $13.5 million compared to $16.4 million for the six months ended April 30, 1997. For fiscal year 1998, the Company expects capital expenditures, excluding capitalized interest, to total approximately $2.9 million for environmental projects and expenditures for the replacement, upgrading and improvement of facilities and equipment to total approximately $17.1 million.

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

  On November 13, 1997, the Company retired its previous $70 million credit facility and entered into a new $80 million credit facility. This new Credit Facility includes a $70 million revolving credit line and a $10 million equipment financing facility. Available borrowings are subject to limits based on eligible accounts receivable and inventories. The new Credit Facility has an original term of three years through November 13, 2000, at which time the agreement will automatically renew itself for successive one-year terms unless terminated by either party. Obligations under the new Credit Facility are secured by inventories and accounts receivable, and the Company is required to maintain a defined amount of consolidated adjusted tangible net worth at all times. During November 1997, the Company recorded an extraordinary expense of $1.0 million in connection with the refinancing, however, $0.9 million was a noncash transaction consisting of the write-off of prior unamortized debt issuance costs. As of April 30, 1998, approximately $37.5 million was borrowed under the current Credit Facility.

  At the time of the acquisition, GSS Holdings Corp. issued certain promissory notes to Capital Resource Lenders II, L.P. as a part of a related transaction. Although the Company has no obligation with respect to these promissory notes, GSS Holdings is required to make payments thereon in accordance with the respective terms thereof, for which the source of funds is expected to be dividend distributions or loans from the Company. The promissory notes require GSS Holdings to cause the Company to pay dividends to Holdings to the maximum extent allowed under the terms of the First Mortgage Notes indenture and applicable law until the GSS Holdings notes are repaid in full. No dividends are payable by the Company as of April 30, 1998. In addition, in connection with the acquisition, GSS Holdings issued a promissory note to the seller for which the source of funds for repayment is also expected to be dividend distributions or loans from the Company. There have been no cash payments required or made on the seller note through April 30, 1998.

  The Company has incurred losses in the current and prior years. An anticipated outage to repair the blast furnace is currently scheduled for fiscal year 1999, although it could occur earlier depending on the blast furnace's condition. This outage will impact operating results at the time the repairs are made. In addition, the Company has initiated recent cost reduction measures and expects to realize benefits in operating performance from its capital improvement program; however, there can be no assurance that any of these measures and improvements will result in the full realization of the Company's recorded deferred tax assets. Considering these factors, the Company has established a valuation allowance of $6.8 million relating to the net deferred tax assets.

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

PART II  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     A. The annual meeting of stockholders of Gulf States Steel, Inc. of Alabama was held on March 11, 1998.

     B. Nine (9) members of the Board of Directors were unanimously elected (all 3,610,000 common shares outstanding voting affirmatively) to serve until the next annual meeting of the Company. The elected directors are as follows:

         Robert Schaal.........  Chairman and Chief Executive Officer, Director
         John D. Lefler........  President and Chief Executive Officer, Director
         Robert W. Ackerman....  Director
         Dale S. Okonow........  Vice President, Secretary and Director
         Steven E. Karol.......  Chairman of the Board, Director
         William S. Karol......  Vice President and Director
         Howard H. Stevenson...  Director
         Robert M. Wadsworth...  Director
         Alexander S. McGrath..  Director

     C. The stockholders unanimously ratified the appointment of Ernst and Young LLP as the Company's independent auditors for the year ending October 31, 1998. All 3,610,000 common shares out- standing were voted for the proposal.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     A.  EXHIBIT:  Exhibit 27--Financial Data Schedule

     B. No Exhibits on Form 8-K were filed by the Company during the three months ended April 30, 1998.

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


                                  GULF STATES STEEL, INC. OF ALABAMA
                                  ----------------------------------
                                             (registrant)



Dated:  June 10, 1998             By: /s/ Robert Schaal
                                      -----------------------------------------
                                      Robert Schaal
                                      Chairman & Chief Executive Officer
                                      (principal executive officer)



Dated:  June 10, 1998             By: /s/Hugh D. Bennett
                                      -----------------------------------------
                                      Hugh D. Bennett
                                      Vice President & Chief Financial Officer
                                      (principal financial officer)