Form 10-Q
period 1998-07-31
GULF STATES STEEL INC /AL/
filed 1998-09-11
CIK 945530

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                                   FORM 10-Q

(Mark One)
      X   Quarterly report pursuant to Section 13 or 15 (d) of the Securities
    -----
Act of 1934 For the quarterly period ended July 31, 1998.

                                      OR

     Transition report pursuant to Section 13 or 15 (d) of the Securities Act of
-----
1934 For the transition period from        to
                                   --------  --------
Commission file number  33-92496
                        --------

                      GULF STATES STEEL, INC. OF ALABAMA
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

           Alabama                                        63-1141013
-------------------------------                   --------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

    174 South 26th Street
      Gadsden, Alabama                                    35904-1935
-------------------------------                   --------------------------
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

                            Yes   X       No
                               -------      -------

Indicate the number of shares outstanding of each class of common stock, as of the latest practical date:

     Common Stock $ .01 par value - 3,610,000 shares as of September 1, 1998

                      GULF STATES STEEL, INC. OF ALABAMA

                                     INDEX

                                                                                     Page
                                                                                     ----
PART I    FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)

          Consolidated Statements of Income
          For the Three Months Ended July 31, 1998 and 1997; For the Nine Months
          Ended July 31, 1998 and 1997..........................................       1

          Consolidated Balance Sheets -
          as of July 31, 1998 and October 31, 1997..............................       2

          Consolidated Statements of Cash Flows -
          For the Nine Months Ended July 31, 1998 and 1997......................       3

          Notes to Consolidated Financial Statements............................     4 - 7

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.........................     8 - 11

PART II   OTHER INFORMATION

ITEM 6.   Exhibits & Reports on Form 8-K........................................       12

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         --------------------------------


                      GULF STATES STEEL, INC. OF ALABAMA
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (dollars in thousands except per share data)

                                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                  JULY 31                               JULY 31
                                                     ----------------------------------  -------------------------------------
                                                           1998              1997               1998               1997
                                                     -----------------  ---------------  ------------------  -----------------

Net sales..........................................        $  107,356       $  108,402          $  314,265         $  326,647
Costs of goods sold, excluding depreciation........            92,229           98,750             269,026            289,813
Depreciation.......................................             5,043            4,518              15,129             14,086
Profit sharing.....................................                 -                -                   -                 10
Selling, general and administrative expenses.......             4,487            3,877              13,071             10,974
Write-down of fixed assets.........................                 -            1,800                   -              1,800
                                                           ----------       ----------          ----------         ----------
Operating profit...................................             5,597             (543)             17,039              9,964

Other (income) expense:
   Interest expense................................             6,868            7,149              20,930             20,378
   Interest income.................................               (90)             (14)                (93)               (29)
                                                           ----------       ----------          ----------         ----------
                                                                6,778            7,135              20,837             20,349
                                                           ----------       ----------          ----------         ----------
Loss before income taxes...........................            (1,181)          (7,678)             (3,798)            10,385)
Income tax benefit.................................                 -                -                   -               (768)
                                                           ----------       ----------          ----------         ----------
Loss before extraordinary item.....................            (1,181)          (7,678)             (3,798)            (9,617)
Extraordinary charge for debt refinancing..........                 -                -              (1,044)                 -
                                                           ----------       ----------          ----------         ----------
Net loss...........................................        $   (1,181)      $   (7,678)         $   (4,842)        $   (9,617)
                                                           ==========       ==========          ==========         ==========


Basic earnings per share:
   Loss before extraordinary item..................        $     (.33)      $    (2.13)         $    (1.05)        $    (2.66)
   Extraordinary charge (Note 6)...................                 -                -                (.29)                 -
                                                           ----------       ----------          ----------         ----------
Net loss per share.................................        $     (.33)      $    (2.13)         $    (1.34)        $    (2.66)
                                                           ==========       ==========          ==========         ==========

Common and common equivalent shares
   outstanding.....................................         3,610,000        3,610,000           3,610,000          3,610,000
                                                           ==========       ==========          ==========         ==========



See accompanying notes

                      GULF STATES STEEL, INC. OF ALABAMA
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)


                                                                          (UNAUDITED)
                                                                         JULY 31, 1998             OCTOBER 31, 1997
                                                                   --------------------------  -------------------------
                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................................             5,790                   $  2,359
  Accounts receivable, less allowance for doubtful accounts of
   $563 in 1998 and $390 in 1997.................................            33,679                     33,385
  Inventories....................................................            54,004                     54,651
  Deferred income taxes..........................................             4,089                      3,311
  Prepaid expenses and other current assets......................             4,522                      7,140
                                                                            -------                   --------
     Total current assets........................................           102,084                    100,846

Property, plant and equipment, net...............................           200,812                    197,706
Deferred charges, less accumulated amortization of $3,660 in
  1998 and $3,109 in 1997........................................             5,426                      6,840
                                                                           --------                   --------
     Total assets................................................          $308,322                   $305,392
                                                                           ========                   ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable...............................................          $ 33,721                   $ 33,998
  Accrued payroll and employee benefits..........................             5,730                      4,851
  Accrued workers compensation...................................             3,473                      3,056
  Accrued gainsharing............................................             2,309                      2,934
  Accrued interest payable.......................................             7,814                      1,272
  Other accrued liabilities......................................             8,950                      5,166
  Income taxes payable...........................................               173                        174
  Current portion of long-term debt..............................             1,036                        643
                                                                           --------                   --------
     Total current liabilities...................................            63,206                     52,094

Long-term debt...................................................           221,888                    227,556
Deferred retiree health benefits.................................             4,287                      2,736
Deferred income taxes............................................             2,090                      1,313
Common stock warrants subject to put options.....................             2,225                      2,225

Stockholders' equity:
  Common Stock, par value $.01 per share; 4,000,000 shares
   authorized, 3,610,000 shares issued and outstanding...........                36                         36
  Additional paid-in capital.....................................            39,050                     39,050
  Notes receivable from officers.................................              (750)                      (750)
  Accumulated deficit............................................           (23,710)                   (18,868)
                                                                           --------                   --------
     Total stockholders' equity..................................            14,626                     19,468
                                                                           --------                   --------
     Total liabilities and stockholders' equity..................          $308,322                   $305,392
                                                                           ========                   ========

See accompanying notes.

                       GULF STATES STEEL, INC. OF ALABAMA
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)


                                                                            NINE MONTHS ENDED           NINE MONTHS ENDED
                                                                              JULY 31, 1998               JULY 31, 1997
                                                                              -------------               -------------
OPERATING ACTIVITIES:
Net loss.............................................................           $ (4,842)                  $  (9,617)
Adjustments to reconcile net loss to net cash provided by
    operating activities:
  Depreciation.......................................................             15,129                      14,086
  Amortization.......................................................              1,154                       1,142
  Deferred income taxes..............................................                  -                        (617)
  Write-down of fixed assets.........................................                  -                       1,800
  Extraordinary item.................................................                859                           -
  Changes in operating assets and liabilities:
     Accounts receivable.............................................               (294)                      2,714
     Inventories.....................................................                647                      (9,105)
     Prepaid expenses and other current assets.......................              2,618                        (520)
     Accounts payable................................................               (277)                     (1,019)
     Accrued payroll and employee benefits...........................              2,222                         850
     Accrued interest payable........................................              6,542                       6,605
     Other accrued liabilities.......................................              3,784                        (820)
     Income taxes prepaid and payable................................                 (1)                       (156)
                                                                                --------                   ---------
Net cash provided (used) by operations...............................             27,541                       5,343
                                                                                --------                   ---------

INVESTING ACTIVITIES:
Building and equipment purchases.....................................            (17,902)                    (27,077)
                                                                                --------                   ---------
Net cash used in investing activities................................            (17,902)                    (27,077)
                                                                                --------                   ---------

FINANCING ACTIVITIES:
Net borrowings (payments) on revolving credit facilities.............             31,457                      19,857
Prepayment of prior revolving credit facility (Note 6)...............            (37,393)                          -
Proceeds from issuance of long-term debt.............................                735                           -
Payments on long-term debt...........................................               (519)                       (492)
Reduction of capitalized lease obligations...........................                (97)                          -
Debt issuance costs..................................................               (391)                          -
                                                                                --------                   ---------
Net cash provided by financing activities............................             (6,208)                     19,365
                                                                                --------                   ---------
Net increase (decrease) in cash and cash equivalents.................              3,431                      (2,369)
Cash and cash equivalents at beginning of year.......................              2,359                       4,458
                                                                                --------                   ---------
Cash and cash equivalents at end of period...........................           $  5,790                   $   1,639
                                                                                ========                   =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest...........................................................           $ 15,782                   $  15,399
  Income taxes.......................................................                  1                           -
Noncash investing and financing activities:
  Capital lease obligations..........................................           $    333                           -


See accompanying notes.

                      GULF STATES STEEL, INC. OF ALABAMA
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

  The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Gulf States Steel, Inc. of Alabama and its wholly-owned subsidiary (the "Company") for the fiscal nine month periods ended July 31, 1998 and 1997. All material intercompany accounts and transactions have been eliminated. Effective January 30, 1998, the Company's wholly-owned subsidiary, Alabama Structural Beam Corp., was merged into the Company. Certain amounts in the 1997 Consolidated Balance Sheet and Statement of Cash Flows have been reclassified to conform to the 1998 presentation.

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period November 1, 1997 to July 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1998. For further information, refer to the consolidated financial statements of the Company and the notes thereto included in the Company's Form 10-K for the year ended October 31, 1997.


NOTE 2 - ACCOUNTING CHANGE

  Effective October 31, 1997, the Company changed its method of accounting for costs incurred for process reengineering. These costs, totaling $2.6 million at October 31, 1997, were previously capitalized by the Company and were written off in 1997 as the cumulative effect of an accounting change. This accounting change is in accordance with a consensus reached by the Emerging Issues Task Force, Issue 97-13, Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation ("EITF 97-13"). The income tax benefit relating to this write-off is reserved by a deferred income tax valuation allowance. The effect of this accounting change was not material for years prior to 1997. Approximately, $38,800 of business process reengineering costs which are required to be expensed per EIFT 97-13 were incurred during the first nine months of fiscal 1998.


NOTE 3 - INVENTORIES

Inventories are as follows:

                                                          (UNAUDITED)
                                                         JULY 31, 1998      OCTOBER 31, 1997
                                                  ----------------------------------------------
                                                                (dollars in thousands)

Raw Materials and Supplies                                $16,097             $19,534

Work-in-Process                                             8,709              13,528

Finished Products                                          29,198              21,589
                                                          -------             -------

Total                                                     $54,004             $54,651
                                                          =======             =======


The Company's inventories are valued at the lower of cost, as determined by the first-in first-out (FIFO) method, or market.

NOTE 4 - DEFERRED INCOME TAXES

  At July 31, 1998, the Company had net current deferred tax assets of $5.0 million and net non-current deferred tax assets of $4.2 million. As of July 31, 1998, the Company has established a deferred tax valuation allowance of $7.2 million due to operating losses in the current and prior years. This valuation allowance will be reviewed on a quarterly basis.

NOTE 5 - CONTINGENCIES

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

  During 1992, the U.S. Environmental Protection Agency ("EPA") asserted that a wastewater ditch system on the Company's property should be remediated and "closed" under the Resource Conservation and Recovery Act. As of October 31, 1994, the predecessor Company had remediated a portion of the ditch. On November 26, 1997, ADEM approved the closure plan for the wastewater ditch system. The requirements of the closure plan are: (1) sediment sampling in the ditch system and (2) ground water monitoring. Sixty-six sediment samples have been taken throughout the system. If background levels are exceeded, some sort of risk-based closure or soil removal will be required. Eleven groundwater-monitoring wells have been installed. These will be monitored until EPA and ADEM approve the closure certification. Based upon the preliminary results of sampling, the Company believes that clean closure will be achieved; however, if clean closure cannot be achieved, the Company estimates the contingent closure costs will be $1.1 million, with post-closure costs of $2.8 million ($94,000 annually for 30 years).

  The Company faces an enforcement action under the Clean Water Act. The U.S. Department of Justice ("DOJ") notified the Company that it, at the request of EPA, was prepared to take "appropriate enforcement action in federal court" against the Company for alleged violations of its water discharge permit, and invited the Company to discuss a possible settlement prior to filing suit. The Company opened discussions with DOJ in an attempt to settle these claims. These discussions have resulted in substantial agreement as to certain additional upgrades to the Company's waste water treatment system. On August 28, 1997, while negotiations were ongoing with DOJ, a 60-day notice of intent to file a citizen suit under the Clean Water Act was sent by one Johnny Williams, a resident of Rainbow City, Alabama. Prior to expiration of the 60-day period, DOJ filed its action under the Clean Water Act, thus precluding the citizen suit. On October 27, 1997, Mr. Williams moved to intervene in the government's action, and this intervention was allowed by the court. On April 21, 1998, a second motion to intervene was filed by L.E. McGriff and Herbert Patterson, and this motion was also allowed by the court. Despite the filing of this litigation, the Company and DOJ have been continuing to explore possible settlement of the civil penalty. As a result of these discussions, an agreement in principle has been reached with EPA and DOJ pursuant to the terms of which the Company will pay $500,000 as a cash civil penalty and will agree to implement $4,000,000 in facility improvements as Supplemental Environmental Projects ("SEPs") which offer environmental benefits. Certain aspects of this agreement in principle are still being finalized, including the time period over which the SEPs are to be made. Once finalized, the terms of the settlement will be set forth in a proposed Consent Decree which will be filed with the court for its approval. The Clean Water Act provides for civil penalties of up to $25,000 per day for violations occurring before January 30, 1997 and $27,500 per day for violations occurring on or after January 30, 1997.

  In addition, on February 5, 1998, Mr. Williams instituted an action in the Circuit Court of Etowah County, individually and as a representative of a putative class of downstream property owners, seeking unspecified damages and injunctive relief on a variety of theories for the alleged diminution of downstream property values and unspecified health hazards as a result of the Company's waste water discharges. The Company believes the claims of Mr. Williams are without merit, and that no class should be certified. On motion of the Company, this action has been stayed pending possible resolution of the Clean Water Act enforcement action.

  During negotiations with DOJ over the Clean Water Act matter described above, DOJ raised remediation of Black Creek as a possible issue. EPA is now investigating Black Creek and has performed sampling in Black Creek and Lake Gadsden. Sampling results thus far indicate levels of metals, primarily lead and zinc, in the sediment of Black Creek and in certain locations in Lake Gadsden. The levels of metals in the sediment generally increase with depth, indicating historical discharges are a greater contributor to the elevated levels. EPA has made no determination of what remediation, if any, will be necessary. The Company has expressed its position to EPA that its contribution, if any, to the sediment findings is divisible, and that apportioned, rather than joint and several liability, is appropriate. Additionally, the Company's relative contribution, if any, to the sediment results must be further reduced to the extent that it is the result of a federally permitted discharge. The combined effect of the Company's analysis is that any potential liability that is assignable to it is so small as to be de minimis. Given current information, it is not possible to predict the scope or cost of any potentially required remediation of Black Creek and/or Lake Gadsden, nor is it known whether the Company's analysis regarding its potential liability will be accepted.

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

  On April 22, 1998, EPA issued an NOV to the Company relating to alleged violations of the Toxic Substance Control Act ("TSCA") based upon an inspection conducted on May 16, 1996. In this NOV, the EPA requested that a meeting be held to show cause why the EPA should not proceed with an enforcement action. The meeting has been held, and settlement discussions are ongoing with the EPA, which has proposed a penalty of $144,000. The Company has proposed a reduced penalty amount, coupled with a SEP involving replacement of certain PCB transformers. The conditions cited in the April 22, 1998 NOV had been promptly addressed by the Company following the May 16, 1996 inspection.

  As a result of a September 1997 inspection, ADEM determined that certain violations of hazardous waste rules had occurred at the facility and had resulted in the release of hazardous waste from a containment area on site. The Company is addressing assessment and possible remediation of this on site area with ADEM. ADEM has proposed a Consent Action with an administrative penalty of $80,000. The Company has not had an opportunity to respond to the ADEM proposal as of this date.

  Though the Company believes that it has adequately provided for the cost of all known environmental conditions, the applicable agencies could insist upon different and possibly more costly remedial measures than those believed by the Company to be adequate or required by existing law. The Company's expenditures for environmental capital projects aggregated $3.1 million and $3.0 million for the nine months ended July 31, 1998 and 1997, respectively. As of July 31, 1998, the Company has accrued $1.7 million for unresolved environmental matters.

  The Company is also involved in litigation arising from its normal operations, including employee matters, the resolution of which is not expected to have a significant effect on the Company's financial position, results of operations or liquidity.

NOTE 6 - EXTRAORDINARY ITEM

  On November 13, 1997, the Company retired its previous $70 million Revolving Credit Facility and entered into a new $80 million Credit Facility which includes a $70 million revolving credit facility and a $10 million equipment financing facility. In connection with this refinancing, the Company recorded an extraordinary expense of $1.04 million, consisting of a non-cash charge of $0.86 million to write-off unamortized debt issuance costs and a prepayment penalty of $0.18 million. The income tax benefit relating to this write-off is reserved by a deferred income tax valuation allowance. Available borrowings are subject to limits based on eligible accounts receivable and inventories. The new Credit Facility has an original term of three years through November 13, 2000, at which time the agreement will automatically renew itself for successive one-year terms unless terminated by either party. Obligations under the new Credit Facility are secured by inventories and accounts receivable, and the Company is required to maintain a defined amount of consolidated adjusted tangible net worth at all times.


NOTE 7 - EARNINGS PER SHARE

  Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In addition, the Company has outstanding common stock warrants subject to put options to purchase 190,000 shares of common stock. During periods of net losses, the warrants are antidilutive and, therefore, are not considered common equivalent shares. As a result, diluted earnings per share at July 31, 1998 and 1997 does not differ from basic earnings per share.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------


FORWARD-LOOKING STATEMENTS

  This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "anticipate", "may", "intend", "could" and similar expressions identify forward-looking statements. Such statements are based on management's current assumptions and expectations and are subject to a number of factors and uncertainties which could cause actual results or business conditions to differ materially from those anticipated in the forward-looking statements. There can be no assurance that actual results will not differ materially from those described in such statements because of various factors, including, but not limited to: the size and timing of significant orders, as well as deferral of orders, over which the Company has little control; the variation in the Company's sales cycles from customer to customer; increased competition posed by other steel producers; changes in pricing policies by the Company and its competitors; the need to secure or build manufacturing capacity in order to meet demand for the Company's products; the Company's success in expanding its sales programs and its ability to gain increased market acceptance for its existing product lines; the gain or loss of significant customers; the ability to complete the Company's capital investment program and successfully produce its products; shortages in the availability of raw materials from the Company's suppliers; fluctuations in the price and availability of energy; the costs of environmental compliance and the impact of government regulations; the Company's relationship with its work force; the restrictive covenants and tests contained in the Company's debt instruments, which could limit the Company's operating and financial flexibility; and, general economic conditions.


RESULTS OF OPERATIONS

  Results of operations for an interim period are not necessarily indicative of results for the full year.


THREE MONTHS ENDED JULY 31, 1998 COMPARED TO THREE MONTHS ENDED JULY 31, 1997

  Net Sales. Net sales decreased 0.9% to $107.4 million for the 1998 period from $108.4 million for the same period in fiscal 1997. The primary cause of this decline in revenues was a 3.1% decrease in sales volume on shipments of flat rolled products from 248,340 net tons during the third quarter of fiscal 1997 to 240,644 net tons during the comparable period in fiscal 1998. This decrease can be primarily attributed to a planned decrease in production due to the closing the blooming mill in August 1997 and to decreased production during the quarter resulting from equipment outages at the blast furnace. The effect of the decreased production was partially offset by a rise in average selling prices from $425 per ton in fiscal 1997 to $434 per ton during the same period of fiscal 1998.

  Cost of Goods Sold. Cost of goods sold, excluding depreciation, decreased 6.7% to $92.2 million for the 1998 period from $98.8 million for the 1997 period. As a percentage of net sales, cost of goods sold, excluding depreciation, decreased to 85.9% for the 1998 period from 91.1% for the comparable period in 1997. Although some of this decrease was due to the lower sales volume in the 1998 period compared to the 1997 period, improvements which favorably impacted cost of sales were the Company's cost reduction programs and improved throughput at the steelmaking units and the hot strip mill. In addition, planned outages for equipment upgrades in fiscal 1997 adversely affected manufacturing costs during the period. Average manufacturing costs for flat rolled products decreased to $368 per ton in the 1998 period from $384 per ton during the comparable period in fiscal 1997. Depreciation expense increased to $5.0 million during the third quarter of the fiscal 1998 period compared to $4.5 million during the same period in 1997, primarily due to the Company's continuing capital expenditures for the replacement, upgrading and improvement of manufacturing facilities and equipment.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4.5 million, or 4.2% of net sales, in the 1998 period from $3.9 million, or 3.6% of net sales, in the 1997 period. This increase resulted from higher staffing costs, increased benefit plan costs and higher costs relating to the Company's information technology transformation and Year 2000 initiatives.

  Operating Profit. As a result of the changes in net sales, cost of goods sold and selling and general and administrative expenses, operating profit increased to $5.6 million, or 5.2% of net sales, in the 1998 period, from a loss of $0.5 million, or (0.5)% of net sales, in the 1997 period.

  Interest Expense. Interest expense, net of interest income, decreased to $6.8 million in the fiscal 1998 period from $7.1 million during the comparable period in 1997. This decrease was due to the lower average balance of borrowings under the Company's revolving credit facility.

  Income Taxes. There was no provision for (or benefit from) income taxes during the third quarters of fiscal 1997 or fiscal 1998 due to the establishment of a valuation allowance for the Company's deferred tax assets. The current tax benefits of the Company's losses are being recorded in a valuation allowance account until such time as the Company has returned to profitability.

NINE MONTHS ENDED JULY 31, 1998 COMPARED TO NINE MONTHS ENDED JULY 31, 1997

  Net Sales. Net sales decreased 3.8% to $314.3 million for the 1998 period from $326.6 million for the same period in 1997. The primary cause of this decline in revenues was a decrease in net tons shipped of 4.3% from 755,170 tons during the 1997 period to 722,661 tons during the comparable period in 1998. Production for the first nine months of fiscal 1998 had been forecasted to decline from that of fiscal 1997 due to the closing of the blooming mill in August 1997 because of its unfavorable economic margins. During the first nine months of fiscal 1998, the average selling price of flat rolled products increased 0.5% to $428 per ton from $426 per ton during the 1997 period.

  Cost of Goods Sold. Cost of goods sold, excluding depreciation, decreased 7.2% to $269.0 million for the 1998 period from $289.8 million for the 1997 period. As a percentage of net sales, cost of goods sold, excluding depreciation, decreased to 85.6% for the 1998 period from 88.7% for the comparable period in 1997. As was the case for the three months ended July 31, 1998, this decrease was primarily due to improved productivity and realized benefits of the Company's cost reduction programs which, in turn, were partially offset by higher hourly labor costs. Average manufacturing costs for flat rolled products decreased to $363 per ton during the 1998 period from $376 per ton during the 1997 period. Depreciation expense increased to $15.1 million in the 1998 period compared to $14.1 million in the 1997 period, primarily due to the Company's continuing capital expenditures for the replacement, upgrading and improvement of manufacturing facilities and equipment.

  Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased to $13.1 million, or 4.2% of net sales, during the first nine months of fiscal 1998 from $11.0 million, or 3.4% of net sales, during the same period of 1997. As noted for the three months ended July 31, 1998, the increase was primarily due to higher staffing costs, increased benefit plan costs and higher costs relating to the Company's information technology transformation and Year 2000 initiatives.

  Operating Profit. As a result of the changes in net sales, cost of goods sold and selling and general and administrative expenses, operating profit increased to $17.0 million, or 5.4% of net sales, in the 1998 period, from $10.0 million, or 3.1% of net sales, during the 1997 period.

  Interest Expense. Interest expense, net of interest income, increased to $20.8 million during the 1998 period from $20.3 million during the comparable period in 1997. This increase was primarily due to the slightly higher average balance of borrowings under the Company's revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's net cash provided by operations was $27.5 million for the first nine months of fiscal year 1998 compared to $5.3 million for the first nine months of fiscal 1997. The primary reasons for the increase in cash provided by operations was the decreased use of cash for inventories during the first nine months of fiscal 1998 compared to the same period of fiscal 1997, a large decrease in the prepaid ore and shipping accounts during the same period of fiscal 1998 compared to fiscal 1997 and a substantial increase in accrued employee benefits and other accrued liabilities during the first nine months of fiscal 1998 compared to fiscal 1997.

  The Company's primary capital requirements consist of capital expenditures and debt service. The Company makes capital expenditures for the replacement of existing plant and equipment, compliance with environmental regulations, and the upgrading and improvement of manufacturing facilities. The Company's capital expenditures for the nine months ended July 31, 1998 were $17.9 million compared to $27.1 million for the nine months ended July 31, 1997. For fiscal year 1998, the Company expects capital expenditures, excluding capitalized interest, to total approximately $3.6 million for environmental projects and expenditures for the replacement, upgrading and improvement of facilities and equipment to total approximately $15.4 million.

  On April 21, 1995, the Company completed the acquisition of substantially all the assets and certain liabilities of the Gadsden, Alabama facilities of Gulf States Steel, Inc. of Alabama (predecessor) from the Brenlin Group. In connection with this acquisition, $190 million in First Mortgage Notes were issued, upon which the Company is required to make semi-annual cash interest payments of approximately $12.8 million ($25.7 annually). Although the Company will not be required to make principal payments on the First Mortgage Notes until maturity, in the event of Excess Cash Flow, as defined by the First Mortgage Note Indenture, the Company will be required to purchase First Mortgage Notes with 50% of such Excess Cash Flow. The Notes are senior obligations of the Company and are secured by substantially all the assets of the Company except accounts receivable and inventories. The Notes impose certain limitations on the Company including restricting its ability to incur additional indebtedness, pay dividends, make certain restricted payments, create liens or sell substantially all of the Company's assets.

  At the time of the acquisition, GSS Holdings Corp. issued certain promissory notes to Capital Resource Lenders II, L.P. as a part of a related transaction. Although the Company has no obligation with respect to these promissory notes, GSS Holdings is required to make payments thereon in accordance with the respective terms thereof, for which the source of funds is expected to be dividend distributions or loans from the Company. The promissory notes require GSS Holdings to cause the Company to pay dividends to Holdings to the maximum extent allowed under the terms of the First Mortgage Notes indenture and applicable law until the GSS Holdings notes are repaid in full. No dividends are payable by the Company as of July 31, 1998. In addition, in connection with the acquisition, GSS Holdings issued a promissory note to the seller for which the source of funds for repayment is also expected to be dividend distributions or loans from the Company. There have been no cash payments required or made on the seller note through July 31, 1998.

  On November 13, 1997, the Company retired its previous $70 million credit facility and entered into a new $80 million credit facility. This new Credit Facility includes a $70 million revolving credit line and a $10 million equipment financing facility. Available borrowings are subject to limits based on eligible accounts receivable and inventories. The new Credit Facility has an original term of three years through November 13, 2000, at which time the agreement will automatically renew itself for successive one-year terms unless terminated by either party. Obligations under the new Credit Facility are secured by inventories and accounts receivable, and the Company is required to maintain a defined amount of consolidated adjusted tangible net worth at all times. During November 1997, the Company recorded an extraordinary expense of $1.0 million in connection with the refinancing, however, $0.9 million was a noncash transaction consisting of the write-off of prior unamortized debt issuance costs. As of July 31, 1998, approximately $31.3 million was borrowed under the current Credit Facility.

  The Company has incurred losses in the current and prior years. An anticipated outage to repair the blast furnace is currently scheduled for fiscal year 1999, although it could occur earlier depending on the blast furnace's condition. This outage will impact operating results at the time the repairs are made. In addition, the Company has initiated recent cost reduction measures and expects to realize benefits in operating performance from its capital improvement program; however, there can be no assurance that any of these measures and improvements will result in the full realization of the Company's recorded deferred tax assets. Considering these factors, the Company has established a valuation allowance of $7.2 million relating to the net deferred tax assets.

  The Company believes that future cash flows from operations, together with borrowings available under the new Credit Facility, will provide the Company with sufficient liquidity and capital resources to conduct its business activities (including its capital investments) and to meet its cash interest payment requirements. Although the Company is continuously instituting cost reduction initiatives and expects to benefit from improved operating performance related to its capital investments, there can be no assurance that any or all of these potential savings will be realized. Failure to achieve these cost reduction initiatives or improve operating performance through these capital investments, could adversely affect the financial results or liquidity of the Company in the future. In addition, external factors affect the Company's market and related transaction prices for its products as well as its cost structure for outside purchases (i.e., ore, natural gas, electricity, etc.). In particular, recently many Asian and eastern European steel manufacturers have significantly reduced their selling prices for steel products, and such reductions may adversely impact selling prices for the Company's products. Unfavorable price movements for outside purchases and the potential impact of the Asian and eastern European economic problems, among others, could adversely affect the Company's financial results and its ability to maintain compliance with the restrictive covenants in the Company's borrowing agreements. In the event that the Company's financial results and/or borrowing availability under the new Credit Facility were so affected, the Company's liquidity and capital resources could be adversely affected which could also significantly limit the Company's ability to withstand competitive pressures or adverse economic conditions.

YEAR 2000 ISSUE

  The Company has conducted an assessment of its exposure to disruption associated with the Year 2000 issue. Many of its computer-based transactional business systems are subject to potential failure. The Company believes that it could be materially affected by such failures. In addition, certain process control systems are also exposed. The Company is also vulnerable to third-party failures to correct their systems but believes that such exposure is minimal. The Company believes that no material contingencies exist that would require it to modify its products.

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

  The Company anticipates completing the Year 2000 project by March 31, 1999, which is prior to any anticipated impact on its operating systems. A team of information systems personnel is evaluating the progress and is developing contingency plans that ensure the continued operation of the business. The Company has appointed a task force to further evaluate and develop action plans for minimizing the impact of the Year 2000 issue on its process control systems.

PART II  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     A.  EXHIBIT:  Exhibit 27 -- Financial Data Schedule

     B. No reports on Form 8-K were filed by the Company during the three months ended July 31, 1998.

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


                                              GULF STATES STEEL, INC. OF ALABAMA
                                              ----------------------------------
                                                         (registrant)



Dated: September 11, 1998                 By: /s/ Robert Schaal
                                              -----------------
                                              Robert Schaal
                                              Chairman & Chief Executive Officer
                                              (principal executive officer)



Dated:  September 11, 1998                By: /s/ Arthur S. Graf, Jr.
                                              -----------------------
                                              Arthur S. Graf, Jr.
                                              Acting Chief Financial Officer
                                              (principal financial officer)