Form 10-K
period 1998-10-31
GULF STATES STEEL INC /AL/
filed 1999-01-29
CIK 945530

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

(Mark One)

  X  Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange
-----
Act of 1934 for the Fiscal Year ended October 31, 1998.

                                      OR

     Transition report pursuant to Section 13 or 15 (d) of the Securities
-----
Exchange Act of 1934 for the transition period from __________________ to ___________________ Commission file Number 33-92496
                                           --------

                      GULF STATES STEEL, INC. OF ALABAMA
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

Alabama                                    63-114 1013
--------------------------------------     ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

174 South 26th Street
Gadsden, Alabama                           35904-1935
--------------------------------------     -------------------------------------
(Address of principal executive offices)        (Zip Code)


                                (256) 543-6100
                                --------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X     NO
                                    ----       ----

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

Documents incorporated by reference:

1) Schedule 14A - Proxy Statement dated February 1, 1999, incorporates by reference information required by Part III.

                      GULF STATES STEEL, INC. OF ALABAMA

                                   FORM 10-K

                               TABLE OF CONTENTS


Item                                                                             Page
----                                                                             ----
                                    Part I

1.  Business......................................................................  3

2.  Properties.................................................................... 13

3.  Legal Proceedings............................................................. 14

4.  Submission of Matters to a Vote of Security Holders........................... 14

                                    Part II


5.  Market for the Registrant's Common Equity and Related Stockholder Matters..... 14
6.  Selected Financial Data....................................................... 15
7.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations................................................... 16
8.  Financial Statements and Supplementary Data................................... 23
9.  Changes In and Disagreements with Accountants on
    Accounting and Financial Disclosure........................................... 48

                                    Part III

10. Directors and Executive Officers of the Registrant............................ 47
11. Executive Compensation........................................................ 47
12. Security Ownership of Certain Beneficial Owners and Management................ 47
13. Certain Relationships and Related Transactions................................ 47

                                    Part IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............. 48

Forward - Looking Statements
----------------------------

     This Annual Report on Form 10-K may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause results to differ materially from those described in the forward-looking statements. There can be no assurance that actual results or business conditions will not differ materially from those anticipated or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the size and timing of significant orders, as well as deferral of orders, over which the Company has little control; the variation in the Company's sales cycles from customer to customer; increased competition posed by other steel producers, both domestic and foreign; changes in pricing policies by the Company and its competitors; the need to secure or build manufacturing capacity in order to meet demand for the Company's products; the Company's success in expanding its sales programs and its ability to gain increased market acceptance for its existing product lines; the Company's ability to raise additional capital or to restructure its existing debt in order to meet its cash flow needs and to have the funds available to implement its capital improvement projects; the continued increase of foreign steel imports at distress level prices; the ability to complete its capital investment program and successfully produce its products; the potential for significant quarterly variations in the mix of sales among the Company's products; the gain or loss of significant customers; shortages in the availability of raw materials from the Company's suppliers; fluctuations in price and availability of energy; the costs of environmental compliance and the impact of government regulations; the Company's relationship with its work force; the restrictive covenants and tests contained in the Company's debt instruments, which could limit the Company's operating and financial flexibility; and general economic conditions.

                                    PART I
                                    ------

ITEM 1.   BUSINESS
-------   --------

     Gulf States Steel, Inc. of Alabama (the "Company") owns and operates a fully integrated steel mill in Gadsden, Alabama, which has been a leading producer of steel products in the Southern United States since its inception in 1904. The Company manufactures a wide range of hot-rolled, cold-rolled and galvanized steel sheet and plate products and has an annual finished steel production capacity of approximately 1.0 million tons. For the fiscal year ended October 31, 1998, the Company shipped approximately 280,000 tons of hot-rolled sheet, 128,000 tons of cold-rolled sheet, 140,000 tons of galvanized sheet, and 390,000 tons of plate products, resulting in sales of approximately $407.0 million, and operating profit per ton shipped of approximately $24. However, the Company expects to experience significant declines in price and volume during at least the first half of fiscal 1999. If the Company is unable to increase sales and pricing, continue to reduce costs and implement productivity improvements and maintain its borrowing ability under the New Credit Facility (as defined), the Company may not have sufficient liquidity and capital resources to meet its projected fiscal 1999 requirements. As a result, the Company is developing a restructuring plan to improve operating results and to increase its financial flexibility. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" herein.

     During its over 90 years of service to the Southern market (consisting of the states of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas), the Company has developed a number of long-standing customer relationships by providing quality products and excellent customer service. The Company's relationships with many of its approximately 300 customers, the largest of which accounted for less than 10% of sales in fiscal 1998, span more than 25 years. Unlike large steel companies which often sell up to 20% of their output to a single national automotive or appliance customer, the Company sells its products to a much more diversified customer base. Representative end users of the Company's sheet products include manufacturers of commercial and residential building products, water heaters, lawn and garden equipment, liquid propane tanks, recreational equipment, furniture and culvert pipe. End users of the Company's plate products include manufacturers of storage tanks, ships, railway cars, highway and railroad bridges and other types of industrial and construction equipment.

     Pursuant to an asset purchase agreement dated January 13, 1995, the Company is the successor to the steelmaking business previously conducted by the following entities: Gulf States Steel, Inc. of Alabama, Alabama Structural Beams, Inc., DSC Equipment Associates, LTD, Will's Creek Associates and Villa II Associates, (collectively the "Predecessor" company). On April 21, 1995, the Company completed the acquisition of substantially all of the assets and certain liabilities of the Predecessor company (the "Acquisition"). On January 30, 1998, the Company's sole subsidiary, Alabama Structural Beam Corporation (ASB), was merged into the Company.

     The Company's principal executive offices are located at 174 South 26/th/ Street in Gadsden, Alabama and its telephone number is (256) 543-6100.

Manufacturing Process

     The Gadsden mill is a fully-integrated steel mill, i.e., the steel-making process begins with iron ore and ends with a finished or semi-finished steel product. To begin the process, the Company purchases iron ore pellets, limestone and coal. The coal is subsequently processed into metallurgical coke in the Company's multi-oven, oxygen-free coke batteries. Then, iron ore pellets and limestone are added to the coke and are smelted together in the Company's blast furnace resulting in the manufacture of molten iron. The molten iron is placed into one of the Company's basic oxygen furnace ("BOF") vessels, together with steel scrap, where it is refined with oxygen to produce molten steel to the chemical specifications of a particular customer. In the ladle metallurgy facility ("LMF"), certain metallic alloys, which impart their own particular metallurgical qualities, are added to the molten steel. The molten steel is then poured into the continuous caster for casting into steel slabs. These slabs are later reheated and hot-rolled into coiled sheet products in the hot strip mill, or into flat plates in the plate mill. Coiled hot-rolled sheets may be further processed by a variety of finishing steps, which include cold rolling, annealing, temper rolling and galvanizing. Substantially all of the cold-rolled and galvanized products are processed through the annealing and cold temper rolling finishing steps.

Customers and Markets

     The Company produces quality products in smaller volumes, narrower widths, and lighter gauges than its larger competitors. The Company believes that it is the largest supplier of steel plate and a major supplier of steel sheet products to steel service centers and original equipment manufacturers in the Southern market. The Company has developed a base of approximately 300 customers, the largest of which accounted for less than 10% of total shipments in fiscal 1998. The Company's relationships with many of its customers span more than 25 years.

     Although competitive pricing is a key factor in all customers' purchasing decisions, the Company believes that many customers regard the Company as their preferred supplier due to the levels of service and quality the Company provides. Lower freight costs, short lead times, timely deliveries, close proximity to certain key markets and an understanding of local markets contribute to the Company's competitive strength and its reputation for service. As one of only five steel sheet producers and two steel plate producers in the Southern market, the Company believes that it enjoys a competitive advantage compared to its more distant competitors which typically must absorb between $15 and $25 per ton of extra freight costs in order to compete in the Southern market. The markets for the Company's products have been negatively affected by foreign steel imports. See the sections on Competition and Management's Discussion and Analysis of Financial Conditions and Results of Operations below.

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

     Several major car manufacturers have recently opened automobile plants in the Southern market. These include Nissan and General Motors in Tennessee, BMW in South Carolina and Mercedes-Benz in Alabama. Tennessee and Georgia now rank third and fifth, respectively, in terms of United States car production. Although the Company does not directly sell its products to automobile manufacturers, the automobile plants in the Southern market contribute dramatically to regional steel demand, including the steel products of original equipment manufacturers and other light industrial manufacturers which the Company supplies.

Capital Investments

     Since 1986, the Predecessor and the Company have made significant capital expenditures to modernize facilities, increase manufacturing capacity, improve operating efficiencies and maintain environmental compliance. The most important of these improvements were the installation of the single strand continuous caster and the LMF in 1990, and a major blast furnace upgrade and reline in 1989. These investments have allowed the Company to increase its production and shipping rates from 864,000 tons in fiscal 1989 to 938,000 tons in fiscal 1998. During fiscal 1998, the Company completed modernization of its hot strip mill and the installation of a setup computer and other improvements at its plate mill. In addition, the Company completed most of its business process reengineering project and related Year 2000 systems modifications.
Total expenditures on these three projects during fiscal 1998 were approximately $11.0 million.

     The major capital project of fiscal 1999 will be an "inkind" bosh reline and top change at the blast furnace which will require the blast furnace to be shut down for approximately 25 days. The Company is currently evaluating when it will commence the bosh reline project. The Company's maintenance practices allow the bosh to be stabilized such that operating activities are not adversely impacted. However, should the bosh suffer further deterioration such that relining is necessary, the Company expects to have all materials on hand to perform the reline and hire contractors to perform the reline, provided that financing is available and that liquidity, at the time, is sufficient. In addition, if the repair of the bosh occurs during a period of favorable market conditions, the Company may be unable to participate in such favorable market. The Company expects to spend approximately $8.7 million on this project during fiscal 1999 in addition to the $4.9 million which has already been spent. In addition, management has identified several capital investment opportunities which it believes will allow the Company to further reduce production costs, increase production and shipping capacity, and improve product quality. The most significant investment opportunities include: (i) installation of additional galvanizing capacity, (ii) new bosh technology at its blast furnace and (iii) other projects including the reline of a stove at the blast furnace. The Company estimates that the foregoing investments will cost in excess of $40 million. The Company is in the process of trying to obtain the financing for these projects. The projects will be commenced if and when financing can be obtained. As a result of these investments, the Company believes it will be able to increase its annual production and shipping capacity, further reduce costs, enhance product quality, improve its product mix and, thereby, increase profitability (assuming other factors remain constant). There can be no assurance, however, that the Company will obtain such financing for these projects or that liquidity will be available to complete the bosh reline project. If such financing is not obtained and liquidity is not available to complete such projects, the Company may be at risk for a major failure of the blast furnace, experience declines in volume and experience other negative financial impacts.

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

     Integrated steel mills located outside the Southern market are primarily Midwestern and Northern mills of the large domestic steel companies which are high volume producers of wide sheet products primarily targeted at the automotive and appliance industries. Only a small portion of the steel sheet produced by these Midwestern and Northern mills has the same gauge and width as the Company's sheet products. These mills compete in the Southern market to the extent that they can offer steel products at competitive prices. However, the Company believes that it enjoys a cost advantage relative to its Midwestern and Northern competitors, which typically must absorb between $15 and $25 per ton in freight costs in order to compete in the Southern market. Furthermore, the Company believes that Southern customers prefer to purchase from local producers assuming equivalent pricing.

     Three of the mini-mills located in the Southern market, Nucor Corporation ("Nucor"), located in Hickman, AK and Berkeley, SC and Tuscaloosa Steel Corp. ("Tuscaloosa") located in Tuscaloosa, AL generally do not compete directly with the Company. Nucor's Hickman mill produces approximately 1.4 million tons of hot-rolled sheet products per year. Whereas the Company produces hot-rolled sheet in gauges of .056 to .312 inches and with a maximum width of 48 inches, Nucor's Hickman mill produces primarily hot-rolled sheet in gauges of .054 to .625 inches and in widths of 36 to 61 inches. The Hickman mill does not currently produce any steel plate products, however, Nucor-Hickman is currently installing galvanizing and cold rolling facilities. When online by the first quarter of 1999, Nucor-Hickman will have 500,000 to 600,000 tons of hot-dip galvanize and 700,000 to 800,000 tons of cold rolling capacity, depending on product mix. Nucor began offering hot-rolled pickled & oiled product in August 1998. They are scheduled to begin shipping cold-rolled and galvanize product in February 1999. Nucor will sell the 500,000 to 600,000 tons of galvanized sheet products to the building and agricultural markets and will consume 100,000 to 150,000 tons of cold-roll in their own Vulcraft division.

     Nucor has recently completed its Berkeley mini-mill which is now operational. This plant has 1.8 million tons of annual capacity with expansion capability to 2.5 million tons. Nucor's stated plan is to sell 40% of this output as hot band down to .055 inches thick and the balance as cold rolled, pickled and oiled or galvanized. The new capacity at Nucor-Hickman and Nucor-Berkeley could have an adverse impact on the Company since the Company will now be competing with both of these facilities.

     In June of 1998, Nucor announced plans to build a $300 million plate mill in Hertford County, North Carolina. This mill will have an annual capacity of
1.0 million tons and will employ more than 300 people. The Hertford mill will produce plate from 0.25 to 2.0 inches thick and up to 120" wide. It will concentrate on the ship building, railcar and tank markets. Market conditions have delayed this project somewhat, however, it is now expected to start up in the second quarter of the year 2000.

     Tuscaloosa, owned by British Steel America Inc., has normally produced approximately 500,000 tons of hot-rolled sheet and plate products per year. Recent plans call for less production of hot roll and the production of discrete plate up to 2.5 inches. The Company believes that its hot-rolled sheet and plate products are of higher quality than Tuscaloosa's products as the rolling of both hot-rolled and plate products as well as conversion of stainless steel are performed on a single mill. The Tuscaloosa mill does not currently produce any galvanized or cold-rolled sheet products. Tuscaloosa has recently completed a capital expenditure program designed to allow it to produce its own slabs and increase its annual production capacity by a minimum of 200,000 tons. This program will also allow Tuscaloosa to reduce costs and increase capacity, however, product scope and quality will not be substantially effected.

     A fourth mini-mill in the Southern market is Trico Steel Company ("Trico") located in Decatur, Alabama. It was recently constructed by a joint venture consisting of LTV, British Steel plc. and Sumitomo Metal Industries, Ltd. This mill began operations during 1997, but according to published reports, has been slow to come up to production capacity. Unlike the existing mini-mills located in the Southern market, the Trico mill has equipment capable of producing light-gauge hot-rolled products. The Trico mini-mill is estimated to have an annual capacity of 2.2 million tons, but due to continuing operating problems, it has yet to come close to design capacity. In addition, this mill has an annual pickling capacity of 450,000 tons. The Company believes that this mini-mill will focus on a different product mix than that which is currently produced by the Company.

     IPSCO Inc. of Regina, Saskatchewan has announced plans to build a mini-mill in Mobile County, Alabama which will produce coil plate .090 to .750 inches thick and up to 96" wide along with discrete plate from .187 to 2.0 inches thick and up to 120" wide. Planned capacity is 1.25 million tons annually and the plant will employ approximately 250 people. Construction is scheduled to begin during the first quarter of 1999 and will take about 24 months to complete.

     Historically, foreign steel producers were considerable competitors through their aggressive pricing policies. Foreign steel producers currently provide commodity products such as hot bands and a limited range of plate products.
Most of these products are routed to service centers. The Company differentiates itself from its foreign competitors by offering shorter lead times and a broader range of products; however, in 1996 actions by steel producers in Russia, the Ukraine, South Africa and China prompted the Company and another domestic producer to file anti-dumping actions with the International Trade Commission against those nations. Those actions charged that steel plate was unfairly being delivered to U.S ports at prices less than the cost to produce those products. On December 2, 1997, the International Trade Commission ruled in favor of the petitioners by a unanimous vote and imposed retroactive duties on future sales of foreign steel plate that could be shipped into the United Sates from certain of these countries. However, the ruling is not expected to alleviate the adverse financial impact on the Company resulting from the amount and pricing of other foreign steel shipped into the United States.

     In 1998, growing economic problems in the Far East, Russia and South America resulted in a sharp increase of foreign steel imports at distress level prices. This "Asian Flu" began to seriously affect results of operations particularly during the last two months of fiscal 1998. As a result, the Company expects to continue to experience significant declines in price and volume during at least the first six months of fiscal 1999. The Company is currently running a $2.0 million per month operating deficit, and there can be no assurances that the Company will be able to continue to operate while sustaining such losses. The Company is exploring the possibility of raising additional capital or restructuring its debt in order to increase liquidity and minimize the operating deficit. There can be no assurances that the Company will be able to raise additional capital or restructure its existing debt or that such measures will improve the Company's operating performance if current market conditions continue. In response to the dumping of foreign steel, the Company, in conjunction with a number of other domestic steel producers, has filed several anti-dumping actions with the International Trade Commission. Preliminary findings have been favorable for the Company and the industry, however, it is likely to be months before any final rulings are made. Even if the International Trade Commission ruled in favor of the Company and the other petitioners, there can be no assurance that such ruling would alleviate the financial impact on the Company resulting from the amount and the pricing of other foreign steel shipped into the United States. On January 7, 1999, the President released a "Report to Congress on a Comprehensive Plan for Responding to the Increase in Steel Imports," which announced measures that would be taken if the imports are not reduced. Together with increased Congressional interest and other industry efforts, import levels could be reduced by the end of 1999.

Employees

     The Company's approximately 200 operating managers have considerable experience in the steel industry. Over half have more than 20 years of industry experience with most of the remaining managers ranging in experience from five to 20 years. The Company's 20 senior operating managers have an average of over 25 years of industry experience and an average of over 20 years at the Gadsden mill itself.

     As of October 31, 1998, the Company had approximately 1,840 employees. Substantially all of the Company's hourly employees and 45 salaried office and clerical employees are represented by the

United Steel Workers of America (the "USWA"). In April 1993, the Predecessor completed negotiation of a collective bargaining agreement with the USWA which expired on April 1, 1996. This collective bargaining agreement allowed the Company to reduce and redeploy its hourly workforce and established a "gain-sharing" program that permits employees to increase their compensation based upon productivity (as measured by man-hours per ton). On April 1, 1996, the Company agreed upon a contract with the USWA which replaced the previous contract expiring on that date. The new contract is for a term of 54 months expiring on October 1, 2000. It includes wage increases, certain benefit increases including other postretirement benefits, changes to local work rules, language restricting the Company from participation in non-represented businesses and gives the USWA representation on the Company's strategic planning committee. Although the Predecessor experienced a 1 1/2 day work stoppage in 1989, the Company has not experienced any work stoppages since, and the Company believes that it has satisfactory relationships with its union-represented employees and the USWA.

     In accordance with its collective bargaining agreement with the USWA, the Company's profit sharing obligations are based on earnings before taxes, extraordinary items and certain other defined adjustments. The Company is required to contribute each year to the profit sharing pool 16.5% of earnings to its hourly employees and 9.75% of earnings to its salaried employees. During fiscal year 1998 no profit sharing payments were made. During fiscal years 1996 and 1997, the Company granted profit sharing to employees of its then consolidated subsidiary, Alabama Structural Beams, Inc. ("ASBI"). Profit sharing payment obligations for the years ended October 31, 1998, 1997 and 1996 approximated $-0-, $10,000 and $139,000, respectively.

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

Environmental Compliance

     The Company is subject to a broad range of federal, state and local environmental laws and regulations, including those governing discharges to the air and water, the handling and disposal of solid and/or hazardous wastes, and the remediation of contamination associated with releases of hazardous substances. The Company conducts continuous environmental compliance and monitoring programs and believes that it is currently in substantial compliance with all known material and applicable environ- mental regulations, except as follows:

     The predecessor company settled with the Alabama Department of Environmental Management ("ADEM") during 1994 for all outstanding air and water violations, and the Company believes that its facility now operates, as a general matter, in substantial compliance with existing air emission regulations and its water discharge permit, subject, however, to the matters set forth below.

     During 1992, the U.S. Environmental Protection Agency ("EPA") asserted that a waste water ditch system on the Company's property should be remediated and "closed" under the Resource Conservation and Recovery Act ("RCRA"). As of October 31, 1994, the Predecessor had remediated a portion of the ditch. The Predecessor also agreed to a $1.1 million civil penalty, of which $300,000 was to be offset by future capital expenditures, related to this issue. As of October 31, 1996, the $800,000 penalty had been paid. Subsequently, the $300,000 of capital expenditures were not approved by the EPA, and during fiscal year 1997 the Company made an additional penalty payment of that amount plus interest. On November 26, 1997, ADEM approved the closure plan for the wastewater ditch system. The requirements of the closure plan are: (1) sediment sampling in the ditch system and (2) groundwater monitoring. Sixty-six sediment samples were taken throughout the system and analyzed in March 1998. Eleven groundwater-monitoring wells were installed and samples taken in February 1998. On September 29, 1998, closure certification was granted by ADEM releasing the Company from providing financial assurance of closure. The EPA has not yet responded to the closure certification. If clean closure cannot be achieved, the Company estimates the contingent closure costs will be $1.1 million with post-closure costs of $2.8 million ($90,000 annually for 30 years).

     The Company faces an enforcement action under the Clean Water Act. The U.S. Department of Justice ("DOJ") notified the Company that it, at the request of the EPA, was prepared to take "appropriate enforcement action in federal court" against the Company for alleged violations of its water discharge permit, and invited the Company to discuss a possible settlement prior to filing suit. The Company opened discussions with the DOJ in an attempt to settle these claims. These discussions resulted in substantial agreement as to certain additional upgrades to the Company's waste water treatment system, and these upgrades have now been completed. On August 28, 1997, while negotiations were ongoing with the DOJ, a 60-day notice of intent to file a citizen suit under the Clean Water Act was sent by one Johnny Williams, a resident of Rainbow City, Alabama. Prior to expiration of the 60-day period, the DOJ filed its action under the Clean Water Act, thus precluding the citizen suit. On October 27, 1997, Mr. Williams moved to intervene in the government's action, and this intervention was allowed by the court. On April 21, 1998, a second motion to intervene was filed by L.E. McGriff and Herbert Patterson, and this motion was also allowed by the court. Despite the filing of this litigation, the Company and the DOJ continued to explore a possible settlement. As a result of these discussions, an agreement in principle was reached with the EPA and DOJ on September 1, 1998 pursuant to the terms of which the Company will pay $500,000 as a cash civil penalty and will agree to implement $4.0 million in facility improvements as Supplemental Environmental Projects ("SEPs") which offer environmental benefits. On December 27, 1998, DOJ decided to reduce the SEP expenditures required from $4 million to $3,175,000, which was accepted by the Company, on the condition that additional minor language modifications be made in the proposed consent decree. On January 4, 1999, however, settlement discussions terminated because DOJ required the Company to agree to waive certain defenses to any and all future actions of any nature that the United States might initiate in the future against the Company. The Company declined to agree to this unconditional waiver. On January 8, 1999, the United States District Court for the Northern District of Alabama convened a Status Conference, at which time a Pretrial Conference was set for October 25, 1999.
On January 22, 1999, the court issued a scheduling order regarding dispositive motions and discovery, which are to be completed by September 30, 1999. The Clean Water Act provides for civil penalties of up to $25,000 per day for violations occurring before January 30, 1997 and $27,500 per day for violations occurring on or after January 30, 1997. DOJ has alleged that over 4,000 potential violations of the Clean Water Act have occurred. Many of these alleged violations concern temperature and dissolved oxygen limitations, which are exceeded because of the extreme hot weather that occurs during certain months of the year in Alabama. Therefore, on December 11, 1998, the Company filed an expedited petition with the Alabama Department of Environmental Management for a modification of its NPDES permit. If granted, the Company will be in a position to be in compliance with the Clean Water Act at all times of the year.

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

     During negotiations with the DOJ over the Clean Water Act matter described above, the DOJ raised remediation of Black Creek as a possible issue. The EPA investigated Black Creek and performed sampling in Black Creek and Lake Gadsden. Sampling results thus far indicate levels of metals, primarily lead and zinc, in the sediment of Black Creek and in certain locations in Lake Gadsden. The levels of metals in the sediment generally increase with depth, indicating historical discharges are a greater contributor to the elevated levels. The EPA has made no determination of what remediation, if any, will be necessary, although the EPA indicated that another round of sampling would be performed to define the scope of the potential remediation. On December 23, 1998, as a result of a routine file review at the Alabama Department of Environmental Management, the Company was provided with the initial page of a "CERCLA Site Investigation Report," prepared for EPA on September 30, 1998, under the supervision of a EPA Task Monitor, together with a November 30, 1998 e-mail message from the EPA Task Monitor addressed to a member of the public. That e-mail reported that the Gulf States Steel Site Investigation Report was referred from EPA's Emergency Response and Removal Branch to the EPA Superfund Remedial Program for evaluation and potential remediation, but reported that "the time frame for this is uncertain." Since the time that core samples were taken at Lake Gadsden almost one year ago, EPA has initiated no further communications with the Company regarding this matter. The Company was informed that when the EPA's Site Investigation Report was completed, the Company would have an opportunity to discuss the findings with EPA prior to the time that EPA made any future decisions regarding this matter. Instead, the Company learned about these events through the above-referenced file review. The Company informed the EPA that its contribution, if any, to the sediment findings is divisible, and that apportioned, rather than joint and several liability, is appropriate. Additionally, the Company's relative contribution, if any, to the sediment results must be further reduced to the extent that it is the result of a federally permitted discharge. The combined effect of the Company's analysis is that any potential liability that is assignable to it is so small as to be de minimis. Given current information, it is not possible to predict the scope or cost of any potentially required remediation of Black Creek and/or Lake Gadsden, nor is it known whether the Company's analysis regarding its potential liability will be accepted. The Company has requested an immediate meeting with the relevant EPA officials and is waiting on a responsive date.

     On February 20, 1996, ADEM issued a Notice of Violation ("NOV") to the Company for continuing violation of opacity limits from the combustion stacks of the coke ovens, and included in the NOV a requirement that the Company install continuous opacity monitors in the stacks. The Company appealed this requirement, and it was subsequently withdrawn by ADEM on the condition that the Company employ an independent contractor to conduct visible emission readings on the stacks. The Company complied with this condition. While there has been no renewed request by ADEM that the Company install opacity monitors, ADEM has, in subsequent NOV's, identified such monitors as a possible future requirement.
The Company has taken the position in its communications with ADEM that the installation of such monitors on its existing stacks is not feasible; however, it is not currently possible to predict whether ADEM will again attempt to require that continuous opacity monitors be installed in the coke oven combustion stacks.

     On April 22, 1998, the EPA issued an NOV to the Company relating to alleged violations of the Toxic Substance Control Act ("TSCA") based on an inspection conducted on May 16, 1996. The conditions cited in the NOV had been promptly addressed following the May 16, 1996 inspection. On December 31, 1998 the Company and the EPA reached an administrative settlement of these allegations for a penalty payment of $31,813 and the voluntary replacement of four PCB transformers at an estimated total cost of $149,500.

     As a result of a September 1997 inspection, ADEM determined that certain violations of hazardous waste rules had occurred at the Company's facility and had resulted in the release of hazardous waste from a secondary containment area on site. The Company is addressing assessment and possible remediation of this site area with ADEM. In August 1998, ADEM proposed a Consent Order with an administrative penalty of $80,000. On September 28, 1998, ADEM issued a second NOV regarding the same issue. These matters have been consolidated. The Company has responded and has entered settlement discussions with ADEM on this matter.

     The solid waste permit for the on-site landfill at the facility expired on December 31, 1988, and a renewal application has been pending since that time. On April 21 and October 9, 1998, the Company received NOV's regarding the submission of necessary data for renewal of the solid waste permit. The requested data was submitted, and on November 10, 1998, ADEM issued public notice of the application for modification and renewal of the solid waste permit. On January 4, 1999, the Company received an NOV alleging that non-approved garbage had been placed on the landfill, and that all material was not being covered, in violation of the solid waste permit. These matters are being corrected.

     For the fiscal years ended October 31, 1998, 1997 and 1996, capital expenditures for environmental projects were $4.2 million, $4.1 million and $6.4 million, respectively, and environmental compliance expenses were $5.5 million, $6.0 million and $5.8 million, respectively. The Company currently estimates that expenditures for environmental capital projects in fiscal year 1999 will be approximately $4.6 million.

     As of October 31, 1998, the Company has accrued $2.0 million for unresolved environmental remediation matters. However, the ultimate resolution of the above matters may have a material adverse effect on the Company's financial position, results of operations and liquidity.

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

     Although the Company will be required to make the significant capital expenditures discussed above including the repairs to the blast furnace which will have to be shut down for approximately 25 days, the Company believes that its facilities and equipment are well-maintained, in good operating condition and, in general, suitable for the Company's purposes and adequate for its present operations.

ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

     In addition to the environmental proceedings described in Item 1 above, the Company has from time to time been a party to legal proceedings relating to personal injuries sustained by employees. The Company has made settlement payments in three employee personal injury cases. The Company believes, however, that such settlement payments have not had a material effect on its financial position, results of operations or liquidity. The Company is not a party to any significant pending legal proceedings other than litigation incidental to its normal business. The Company believes that these proceedings will not have a material effect on its financial position, results of operations or liquidity. The majority of such non-environmental claims, including employee matters, against the Company are ordinarily covered by insurance although the Company does have significant deductibles. There can be no assurance, however, that insurance will be available in the future at reasonable rates.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

     Not Applicable.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------   -------------------------------------------------
          STOCKHOLDER MATTERS
          -------------------

     The Company's Common Stock, par value $.01 per share, is not traded on an established public trading market. As of the date of this filing, there was one stockholder of record, GSS Holding Corp. ("Holdings"). Holdings has issued Senior Subordinated Notes ("Notes") and, although the Company has no obligation with respect to these Notes, the sole source of funds for the repayment of these Notes are dividends from the Company. The Notes require Holdings to cause the Company to pay dividends to Holdings to the maximum extent allowed. No dividends were declared during fiscal 1998.

ITEM 6.      SELECTED FINANCIAL DATA
----------   -----------------------
              (dollars in millions except per share and per ton data)

                                                                               (Successor)
                                                             -------------------------------------------------
                                                                                               For the Period
                                                                  Fiscal Year Ended            April 21, 1995
                                                                     October 31,               to October 31,
                                                             -----------------------------     ---------------

Income Statement Data:                                         1998       1997       1996             1995
                                                               ----       ----       ----             ----
     Net sales                                               $ 407.0    $ 436.5    $ 454.3          $ 255.8
     Cost of goods sold, excluding depreciation                346.4      389.8      399.6            204.3
     Effect of inventory write-up                                  -          -          -             13.2
     Depreciation                                               19.9       18.4       15.3              7.3
     Selling, general and administrative expenses               18.6       16.2       15.3             10.6
     Write-off of blooming mill                                    -        1.8          -                -
     Profit sharing(1)                                             -          -         .1              5.8
                                                             -------    -------    -------          -------
     Operating profit                                           22.2       10.3       24.0             14.6
     Write-off of common stock warrants                          2.2          -          -                -
     Net interest expense                                       27.5       26.9       24.7             12.4
                                                             -------    -------    -------          -------
Income (loss) before income taxes and
     cumulative effect of accounting change                     (3.1)     (16.6)       (.7)             2.2
     Provision (benefit) for income taxes                        1.5        (.8)       (.3)             1.0
                                                             -------    -------    -------          -------
Income (loss) before cumulative effect of ac-
     counting change(2) and extraordinary item(3)            $  (4.6)   $ (15.8)   $   (.4)         $   1.2
                                                             =======    =======    =======          =======

   Net income (loss) per share                               $ (1.57)   $ (5.12)   $ (0.10)         $  0.33
   Dividends paid and declared per share                           -          -          -          $  1.87
Balance Sheet Data:
     Total assets                                            $ 300.9    $ 305.4    $ 304.3          $ 287.9
     Long-term debt (including current portion)                231.1      228.2      211.5            188.8
     Stockholders' equity and partners' capital                 13.8       19.5       38.0             38.3
  Other Data:
     EBITDA(4)                                               $  45.2    $  33.8    $  41.3          $  21.9
     Capital expenditures                                       23.1       31.1       25.6             16.8
     Ratio of earnings to fixed charges(5)                         -          -          -              1.2x
     Net cash provided by operations                          $ 20.9    $  12.5    $   5.7          $   5.8
     Net cash  used in investing activities                    (23.1)     (31.1)     (25.5)          (218.7)
     Net cash provided by financing activities                   1.9       16.4       22.3            214.8
  Operating Data:
     Total tons shipped (000s)                                   938      1,014      1,075              602
     Average selling price per ton shipped(6)                $   427    $   423    $   417          $   420
     Average manufacturing cost per ton shipped(6)               361        375        365              331
     Operating profit per ton shipped(7)                          23         10         22               46
     Average rated capacity utilization(8)                      93.3%      95.4%      93.6%            98.7%

                                                                    (Predecessor)
                                                           --------------------------------
                                                            For the Period    Fiscal Year
                                                             Nov. 1, 1994        Ended
                                                              to April 20,     October 31,
                                                              ------------     -----------
Income Statement Data:                                           1995              1994
                                                                 ----              ----
     Net sales                                                 $ 232.6           $ 457.4
     Cost of goods sold, excluding depreciation                  180.4             376.4
     Effect of inventory write-up                                    -                 -
     Depreciation                                                  8.7              17.7
     Selling, general and administrative expenses                 11.2              15.6
     Write-off of blooming mill                                      -                 -
     Profit sharing(1)                                             7.2                 -
                                                               -------           -------
     Operating profit                                             25.1              47.7
     Write-off of common stock warrants                              -                 -
     Net interest expense                                           5.2             14.3
                                                               --------          -------
Income (loss) before income taxes and
     cumulative effect of accounting change                        19.9             33.4
     Provision (benefit) for income taxes                           7.1             12.6
                                                               --------          -------
Income (loss) before cumulative effect of ac-
     counting change(2) and extraordinary item(3)              $   12.8          $  20.8
                                                               ========          =======

   Net income (loss) per share
   Dividends paid and declared per share
Balance Sheet Data:
     Total assets                                              $  220.5          $ 217.4
     Long-term debt (including current portion)                    96.1             96.9
     Stockholders' equity and partners' capital                    58.6             45.8
  Other Data:
     EBITDA(4)                                                  $  34.0          $  66.1
     Capital expenditures                                          11.6             16.9
     Ratio of earnings to fixed charges(5)                          4.5x             3.2x
     Net cash provided by operations                            $  12.4          $  50.1
     Net cash  used in investing activities                       (11.6)           (16.6)
     Net cash provided by financing activities                     (0.8)           (33.9)
  Operating Data:
     Total tons shipped (000s)                                      512            1,059
     Average selling price per ton shipped(6)                   $   448          $   421
     Average manufacturing cost per ton shipped(6)                  338              343
     Operating profit per ton shipped(7)                             49               45
     Average rated capacity utilization(8)                         94.6%            95.9%

(1) Profit sharing payments are made quarterly, and total 26.25% of income before deduction for profit sharing and income tax expense. Profit sharing payments were not made in fiscal 1997 and 1998, which were loss years, and were not required in fiscal 1994 under the collective bargaining agreement. Profit sharing payment obligations resumed on November 1, 1994. Profit sharing expenses would have been $9.5 million and $0.3 million for fiscal 1994 and the first quarter of fiscal 1994, respectively, had payments been required.
(2) Excludes $2.6 million of previously capitalized costs incurred for process reengineering which were written off in 1997 as the cumulative effect of an accounting change relating to the adoption of EITF 97-13. The effect of this accounting change was not material for years prior to 1997.
(3) Excludes $0.9 million of previously incurred debt issuance costs which were written off in 1998 as an extraordinary item.
(4) EBITDA is defined as operating profit plus depreciation and amortization.
    In addition, it includes the FASB 106 non-cash accrual for the Company's postretirement health benefit plans. In addition it includes an FASB-106 non-cash accrual for the Company's post-retirement health benefit plans.
    The Company believes that EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements.
(5) Ratio of earnings to fixed charges is defined as income (loss) before income taxes and cumulative effect of accounting change plus amortization of debt issuance cost and interest expense divided by the sum of interest expense plus amortization of debt issuance costs. Earnings were insufficient to cover fixed charges in 1996, 1997 and 1998 by approximately $0.7 million, $16.6 million and $5.7 million, respectively.
(6) Excludes sales of coke by-products and sales by affiliates (Predecessor) and subsidiary (Successor). Accordingly, average selling price and average manufacturing cost per ton shipped are based on sales of flat-rolled products only.
(7) Excluding non-recurring effect of inventory write-up.
(8) Net tons of raw steel melted divided by the Company's estimated annual raw steel production capacity

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
          ----------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto and the provision for forward looking statements included elsewhere in this Form 10-K.

Results of Operations

Fiscal Year Ended October 31, 1998 Compared to Fiscal Year Ended October 31,
1997

     Net Sales. Net sales decreased 6.8% to $407.0 million for fiscal year 1998 from $436.5 million for fiscal 1997. This decrease in revenues was primarily caused by a 7.4% decrease in shipments of flat rolled products from 1,013,970 net tons in fiscal year 1997 to 937,944 net tons in fiscal 1998. This decrease in sales volume was due to the closing the blooming mill during the last quarter of fiscal year 1997, several unplanned outages at other production facilities and the surge imported steel sold into the United States as discussed below.
The decrease in revenues due to lower sales volume was partially offset by an increase in the average selling price for flat rolled steel from $423 per ton in the 1997 period to $427 per ton in the 1998 period. This 0.9% increase in average selling price primarily resulted from an improved product mix.

     During the fourth quarter of fiscal 1998, orders, shipments and pricing for the Company's products were adversely affected by, among other things, increased imports. As a result of such increased imports and its effect on the domestic steel market, the Company anticipates that orders, shipments and pricing will continue to decrease significantly into fiscal 1999 and remain at low levels throughout much of the year. This will have a negative impact on the financial performance of the Company during such period. As of October 31, 1998, the Company had approximately 156,000 tons and $6.2 million of orders compared to approximately 212,000 tons and $8.8 million of orders at October 31, 1997.

     Foreign competition is a significant factor in the U.S. steel industry and it has adversely affected prices in the United States and tonnage sold by domestic producers. The intensity of foreign competition has been driven by fluctuations in the value of the U.S. dollar against foreign currencies and the support and subsidies provided by foreign governments. In the summer of 1998, the U.S. steel industry began experiencing an unprecedented surge of foreign steel saturating the domestic market at extremely low prices. This surge in imports is, in part, the result of the economic crises in various regions such as Asia, Russia and Eastern Europe and Brazil. The depressed economies in these regions have greatly reduced the demand for steel causing foreign steel producers to dramatically increase imports to the United States. Market conditions in the United States have caused several competitors of the Company to declare bankruptcy or undertake a restructuring of their debt and /or capital structure.

     Most of the Company's products have been negatively affected by the increase in imports. The Company's product prices fell by an average of 5.7% during the fourth quarter of fiscal 1998, and the total shipments for the fourth quarter of fiscal 1998 were approximately 215,300 tons compared to 258,800 tons for the same period in fiscal 1997. As a result, the Company has been forced to decrease production by approximately 15%, resulting in higher costs per ton due to production inefficiencies and a corresponding decline in operating results and cash flow.

     The Company, as well as other domestic steel producers, believe that foreign steel producers are selling products into the U.S. market at dumped prices. In response to this dumping of foreign steel, the Company, in conjunction with a number of other domestic steel producers, has filed several anti-dumping actions with the U.S. International Trade Commission. Preliminary findings have been favorable for to the domestic steel industry; however, it is likely to be months before any final rulings are made. Consequently, the Company believes that its production levels, shipments and prices will increase as imports decline and excess inventory levels decrease. There can be no assurance, however, that the trade cases will be decided in favor of U.S. producers, that meaningful duties will be imposed, that imports from countries not named in the trade cases will not increase, that violators will not avoid the restrictions by shipping through third countries or that domestic shipments and orders will rise as a result. Existing trade laws and regulations have often proven to be inadequate in similar cases. Consequently, imports could be a continuing or increasing problem for the Company and the domestic steel industry in general.

     Cost of Goods Sold. Cost of goods sold, excluding depreciation, decreased 11.1% to $346.4 million for fiscal year 1998 from $389.8 million for the year 1997, and as a percentage of net sales, cost of goods sold, excluding depreciation, decreased to 85.1% in fiscal 1998 compared to 89.3% in 1997.
While much of the overall decrease in costs is a result of the decrease in sales volume described above, the decrease in cost of goods sold as a percentage of net sales resulted from benefits of the Company's cost reduction programs, better productivity at the mills and stable raw materials prices and energy costs. Average manufacturing costs for flat rolled products declined $14 per ton shipped from $375 in 1997 to $361 in 1998. Depreciation expense was $19.9 million for the 1998 period compared to $18.4 million in the 1997 period. This increase was primarily due to continuing expenditures for the Company's capital improvement projects.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $18.6 million, or 4.6% of net sales in 1998, from $16.2 million, or 3.7% of net sales in 1997. This increase was primarily due to higher staffing costs, increased employee benefit plan costs and costs relating to the Company's business process reengineering and Year 2000 project initiatives.

     Write-off of Common Stock Warrants. At the end fiscal 1998, the Company decided to reduce the value assigned to the common stock warrants due to continuing losses by the Company and the erosion of any fair market value that these warrants may have had.

     Write-off of Blooming Mill Assets. During the third quarter of fiscal 1997, the Company closed its blooming mill operation as part of its capital improvement program and upgrading of facilities. This closing resulted in a non-recurring charge of $1.8 million for the write-off of non-salvageable fixed assets associated with the blooming mill.

     Profit Sharing. No profit sharing payments were required in fiscal 1998 due to the net loss of the Company. Profit sharing payments in the amount of $10,000 were made in fiscal 1997 to employees of ASB.

     Operating Profit. As a result of the changes in net sales, cost of goods sold, depreciation, selling, general and administrative expenses, write-off of blooming mill assets and profit sharing discussed above, operating profit increased to $22.2 million, or 5.4% of net sales, in 1998, from $10.3 million, or 2.4% of net sales, in 1997. Excluding the non-recurring effect of the write-off of blooming mill assets, operating profit for 1997 would have been $12.1 million, or 2.8% of net sales.

     Interest Expense. Interest expense, net of interest income, rose to $27.5 million in the 1998 period from $26.9 million in the 1997 period. This increase was primarily due to a higher average revolving credit facility loan balance in fiscal 1998.

     Income Taxes. The Company recognized income tax expense in increasing its valuation allowance for deferred tax assets. At the same time, due to continuing losses, the Company eliminated any remaining income taxes payable on its books. The deferred tax benefits of the Company's losses were being recorded in a valuation allowance account until such time as the Company returned to profitability. The Company had recorded a benefit from income taxes of $0.8 million in fiscal 1997, which represented an effective rate for the Company's tax benefit of 4.6% in 1997.

Fiscal Year Ended October 31, 1997 Compared to Fiscal Year Ended October 31,
1996

     Net Sales. Net sales decreased 3.9% to $436.5 million for the year 1997 from $454.3 million for the year 1996. This decrease was primarily caused by a 5.7% decrease in shipments of flat rolled products from 1,074,910 net tons in fiscal year 1996 to 1,013,970 net tons in fiscal 1997. Sales volume was lower due to planned outages for upgrades at the Hot Strip Mill in April, May and June of 1997, as well as several unplanned outages at other production facilities. The decrease in revenues due to lower sales volume was partially offset by an increase in the average selling price for flat rolled steel from $417 per ton in the 1996 period to $423 per ton in the 1997 period. This 1.4% increase in average selling price resulted from an improved product mix as well as a slight increase in transaction prices.

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

     Profit Sharing. Profit sharing amounted to $10,000 in 1997 compared to $139,000 in 1996. This amount was paid to employees of the Company's then consolidated subsidiary, ASBI. No other profit sharing payments were required due to the consolidated net loss of the Company.

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

     Income Taxes. The benefit for income taxes increased from $0.3 million in fiscal 1996 to $0.8 million in fiscal 1997. This represents a drop in the effective rate of the Company's tax benefit from 42.2% in 1996 to 4.6% in 1997. This drop in the effective tax rate was primarily due to the establishment of a valuation allowance for the Company's deferred tax assets which reduced the tax benefit rate by 32.5%. The valuation allowance was established to recognize uncertainties in the full realization of the recorded deferred tax assets.

Liquidity and Capital Resources

     The Company's current liquidity requirements include working capital needs, cash for debt service and capital expenditures. The Company intends to finance its current operations and investing activities with cash from operations, existing cash balances and borrowing under the New Credit Facility (as defined).

     As of October 31, 1998, the Company had a cash balance of $1.99 million compared to $2.36 million on October 31, 1997. The Company's net cash provided by operations was $20.9 million for fiscal year 1998 compared to $12.5 million for fiscal 1997. The primary reasons for the increase in cash provided by operations were the decrease in cost of goods sold as percentage of sales in fiscal year 1998 compared to fiscal 1997 and a decrease in the prepaid ore and shipping accounts during the 1998 period compared to an increase in these accounts during the 1997 period, all of which was partially offset by the use of cash to build inventory and to pay down accounts payable during the 1998 fiscal year.

     During fiscal year 1998 the Company made capital expenditures for the replacement of existing plant and equipment, compliance with environmental regulations, the upgrading and improvement of manufacturing facilities and to complete its business process reengineering and Year 2000 compliance projects. The Company's capital expenditures for the year ended October 31, 1998 were $23.1 million compared to $31.1 million for the year ended October 31, 1997. For fiscal year 1998, the Company incurred capital expenditures, excluding capitalized interest, totaling $4.0 million for environmental projects and expenditures totaling $16.9 million for the replacement, upgrading and improvement of facilities and equipment. Although the Company expects to benefit from improved operating performance related to its capital investments, there can be no assurance that any or all of these potential cost savings will be realized.

     On November 13, 1997, the Company retired its previous $70 million credit facility and entered into a new $80 million credit facility (the "New Credit Facility"). The New Credit Facility includes a $70 million revolving credit line and a $10 million equipment financing facility. Available borrowings are subject to limits based on eligible accounts receivable and inventories. The New Credit Facility has an original term of three years through November 13, 2000, at which time the agreement will automatically renew itself for successive one-year terms, unless terminated by either party. Obligations under the New Credit Facility are secured by inventories and accounts receivable, and the Company is required to maintain a defined amount of consolidated adjusted tangible net worth at all times. During

November 1997, the Company recorded an extraordinary expense of $1.0 million in connection with the refinancing, however, $0.9 million was a non-cash transaction consisting of the write-off of prior unamortized debt issuance costs. As of October 31, 1998, approximately $39.4 million was borrowed under the New Credit Facility, and the remaining availability per the terms of the credit facility was $20.5 million. In December 1998, the Company obtained an amendment to its debt covenant which decreased the minimum consolidated adjusted tangible net worth from $(11.6) million to $(20.0) million. The Company's minimum consolidated tangible net worth at October 31, 1998, was $8.7 million.

     The Company has used borrowing under its credit facilities to cover outstanding commitments and to fund operating losses. As a consequence of reduced production and sales volume, the Company's inventory and accounts receivable borrowing base has declined since the end of the third quarter of fiscal 1998. As a result of the Company's recent financial performance and operating results, the Company may need to seek amendments, waivers or forbearance of the terms of the New Credit Facility. There can be, however, no assurance that the Company will receive such waivers or forbearance, that the lenders will not require other changes to the terms upon which borrowings under the New Credit Facility are made or that the lenders will continue to permit borrowings thereunder. If the Company is unable to borrow under the New Credit Facility, the Company's operations and financial condition would be materially adversely affected.

     On April 21, 1995 the Company completed the Acquisition (see the Business section of Item 1 of this Form 10-K) of substantially all the assets and certain liabilities of the Gadsden, Alabama facilities of Gulf States Steel, Inc. of Alabama (Predecessor) from the Brenlin Group. In connection with this acquisition, $190 million in First Mortgage Notes were issued. The Company is required to make semi-annual cash interest payments of approximately $12.8 million ($25.7 annually). The next interest payment date under the First Mortgage Notes Indenture is April 15, 1999. Although the Company will not be required to make principal payments on the First Mortgage Notes until maturity, in the event of Excess Cash Flow, as defined by the First Mortgage Note Indenture, the Company will be required to purchase First Mortgage Notes with 50% of such Excess Cash Flow. The First Mortgage Notes are senior obligations of the Company and are secured by substantially all the assets of the Company except accounts receivable and inventories. The Notes impose certain limitations on the Company including restricting the ability to incur additional indebtedness, pay dividends, make certain restricted payments, create liens or sell substantially all of the Company's assets.

     At the time of the Acquisition, GSS Holdings Corp. issued certain promissory notes to Capital Resource Lenders II, L.P. as a part of a related transaction. Although the Company has no obligation with respect to the promissory notes, GSS Holdings is required to make payments thereon in accordance with the respective terms thereof, for which the source of funds is expected to be dividend distributions or loans from the Company. The promissory notes require GSS Holdings to cause the Company to pay dividends to Holdings to the maximum extent allowed under the terms of the First Mortgage Notes Indenture and applicable law until the GSS Holdings notes are repaid in full. No dividends were declared by the Company during fiscal year 1998. In addition, in connection with the Acquisition, GSS Holdings issued a promissory note to the seller for which the source of funds for repayment is also expected to be dividend distributions or loans from the Company. There have been no cash payments required or made on the seller note through October 31, 1998.

     The Company has incurred losses, in the current and prior years. Considering these losses, the Company has established a valuation allowance of $9.2 million relating to the net deferred tax assets. The Company will evaluate the possible realization of its net deferred tax assets upon its return to profitability.

     There are several factors in the first half of fiscal 1999 which may negatively impact the Company's liquidity and financial condition. The Company is evaluating when it will commence the bosh reline project.

     Given current market conditions, required capital expenditures and improvements and the potential realization of loss contingencies, the Company believes that it will continue to incur losses in fiscal 1999. If the level of foreign imports is not reduced and if the Company is unable to increase sales and pricing, continue to reduce costs and implement productivity improvements and maintain its borrowing availability under the New Credit Facility, the Company may not have sufficient liquidity and capital resources to meet its projected fiscal year 1999 requirements. Although no determination has been made, the Company may not have sufficient cash to make its April 15, 1999 interest payment on the First Mortgage Notes and continue operations. As a result, the Company is evaluating when it will commence the Bosh reline project, as discussed under "Capital Investments" in Item 1, Part 2 and is developing a restructuring plan to improve operating results and to increase its financial flexibility.

     The Company has retained financial and legal advisors to assist it in reviewing financial alternatives available to the Company, including without limitation, raising additional capital and a possible debt restructuring.

     The Company has held discussions with certain of its trade creditors and representatives of certain government agencies with respect to outstanding accounts payable balances and tax payments. The terms of a plan have not been finalized, however, these trade creditors are continuing to supply the Company and the Company is continuing discussions with representations of the government agencies.

     There can be no assurance that a restructuring is possible or that it will be successful in addressing the Company's liquidity and capital resource needs. The Company's failure to achieve its cost reduction initiatives or improve operating performance through capital investments could also have a material adverse effect on the financial results or liquidity of the Company in the future. In addition, external factors affect the Company's market and related transaction prices for its products as well as its cost structure for outside purchases (i.e., ore, natural gas, electricity, etc.). Unfavorable price movements for outside purchases and the impact of the Asian and eastern European economic problems, among others, could have a material adverse effect on the Company's financial results and its ability to maintain compliance with the restrictive covenants in the Company's borrowing agreements. In the event that the Company's financial results and/or borrowing availability under the New Credit Facility were so affected, the Company's liquidity and capital resources could be materially adversely effected which could also significantly limit the Company's ability to withstand competitive pressures or additional adverse economic conditions.

Impact of the Year 2000 Issue

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The most probable worst case scenario could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has conducted an assessment of its exposure to disruption associated with the Year 2000 issue. Many of its computer based transactional business systems are subject to potential failure. The Company believes that it could be materially affected by such failures. In addition, certain process control systems are also exposed. The Company is also vulnerable to third-party failures to correct their systems but believes that such exposure is minimal.
In order to assess third-party compliance and progress on this issue, the Company has canvassed its suppliers. The Company believes that no material contingencies exist that would require it to modify its products.

     As previously reported last year in the Company's Form 10-K for the fiscal year ended October 31, 1997, the Company has recognized the serious nature of its exposure under the Year 2000 Issue and has developed a modification plan that will minimize this exposure. It has budgeted approximately $8.8 million (of which $6.2 million is expected to be capitalized) for the purchase of Year 2000 compliant software and consultant support all of which is expected to be funded through operating cash flows. The primary purchased software is for an enterprise resource planning system which will provide enhanced productivity and customer service benefits in addition to mitigating potential consequences of the Year 2000 problem. Through October 31, 1998, the Company has incurred capital expenditures for software of $3.0 million and has spent another $0.7 million for contractors to rewrite existing systems. Those activities were initiated in late 1996 for all business systems. The Company has spent an additional $0.5 million for the rewrite of systems modules that cannot be purchased as packages. The Company believes that these items, which will be expensed as incurred, are not expected to have a material effect on its results of operations. Approximately $2.6 million of previously capitalized costs incurred for process reengineering were written off in fiscal year 1997 as the Cumulative Effect of an Accounting Change relating to the adoption of EITF 97-13, Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation.

     The Company anticipates completing the Year 2000 project by March 31, 1999, which is prior to any anticipated impact on its operating systems. A team of information systems personnel is evaluating the progress and has developed contingency plans that ensure the continued operation of the business. The Company has appointed a task force to further evaluate and develop action plans for minimizing the impact of the Year 2000 Issue on its process control systems.

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. See also the Company's statements regarding "forward-looking statements" contained in this Form 10-K

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------



                      Gulf States Steel, Inc. of Alabama

                             Financial Statements

                  Years ended October 31, 1998, 1997 and 1996

                                     with

                        Report of Independent Auditors



                                   Contents

Report of Independent Auditors.........................................    24

Audited Financial Statements

Balance Sheets
As of October 31, 1998 and 1997........................................    25
Statements of Operations
For the years ended October 31, 1998, 1997 and 1996....................    26
Statements of Cash Flows
For the years ended October 31, 1998, 1997 and 1996....................    27
Notes to Financial Statements..........................................    29

              Report of Ernst & Young, LLP, Independent Auditors


The Board of Directors and Stockholder
Gulf States Steel, Inc. of Alabama

We have audited the accompanying balance sheets of Gulf States Steel, Inc. of Alabama as of October 31, 1998 and 1997, and the related statements of operations and cash flows for each of the three years in the period ended October 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gulf States Steel, Inc. of Alabama at October 31, 1998 and 1997, and the related results of its operations and its cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Gulf States Steel, Inc. of Alabama will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring losses and expects to continue to incur losses in fiscal 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described under the heading "Description of the Company and Liquidity" contained in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recover-ability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 4 to the financial statements, in 1997 the Company changed its method of accounting for process reengineering costs.


Birmingham, Alabama
December 4, 1998,
except for Note 11,
as to which the date is
January 28, 1999

                      Gulf States Steel, Inc. of Alabama


                                Balance Sheets
                            (dollars in thousands)

                                                                                 October 31,
                                                                             1998                1997
                                                                          ------------------------------
Assets
Current assets:
Cash and cash equivalents                                                  $  1,990            $  2,359
Accounts receivable, less allowance for doubtful
      accounts of $930 in 1998 and $390 in 1997                              25,117              33,385
Inventories                                                                  60,941              54,651
Deferred income taxes                                                         2,949               3,311
Prepaids and other current assets                                             4,080               7,140
                                                                           ----------------------------
Total current assets                                                         95,077             100,846

Property, plant and equipment, net                                          200,702             197,706
Deferred charges, less accumulated amortization of
    $3,965 in 1998 and $3,109 in 1997                                         5,122               6,840
                                                                           ----------------------------
Total assets                                                               $300,901            $305,392
                                                                           ============================

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                                           $ 29,832            $ 33,998
Accrued payroll and employee benefits                                         5,264               4,851
Accrued workers compensation                                                  2,517               3,056
Accrued gain sharing                                                          2,425               2,934
Accrued interest payable                                                      1,431               1,272
Other accrued liabilities                                                     6,742               5,166
Income taxes payable                                                              -                 174
Current portion of long-term debt                                               964                 643
                                                                           ----------------------------
Total current liabilities                                                    49,175              52,094

Long-term debt                                                              230,123             227,556
Deferred postretirement health benefits                                       4,862               2,736
Deferred income taxes                                                         2,949               1,313
Common stock warrants subject to put options                                      -               2,225

Stockholder's equity:
Common stock, par value $.01 per share; 4,000,000 shares authorized,
 3,610,000 shares issued and outstanding                                         36                  36

Additional paid-in capital                                                   39,050              39,050
Notes receivable from officers                                                 (750)               (750)
Accumulated deficit                                                         (24,544)            (18,868)
                                                                           ----------------------------
Total stockholder's equity                                                   13,792              19,468
                                                                           ----------------------------
Total liabilities and  stockholder's equity                                $300,901            $305,392
                                                                           ============================
See accompanying notes.


                      Gulf States Steel, Inc. of Alabama


                           Statements of Operations
                            (dollars in thousands)

                                                               Year ended October 31,
                                                    1998                1997                1996
                                                 ---------------------------------------------------
Net Sales                                         $  407,006          $  436,510          $  454,283

Cost of goods sold, excluding depreciation           346,408             389,780             399,547

Depreciation                                          19,854              18,443              15,345

Selling, general and administrative expenses          18,582              16,145              15,249

Write-off of blooming mill                                --               1,800                  --

Profit sharing                                            --                  10                 139
                                                  --------------------------------------------------
Operating profit                                      22,162              10,332              24,003

Other (income) expense:

 Interest expense                                     27,633              27,019              24,685

 Interest income                                        (140)                (76)                (42)

Write-off of common stock warrants                    (2,225)                 --                  --
                                                  --------------------------------------------------
                                                      25,268              26,943              24,643
                                                  --------------------------------------------------
Loss before income taxes                              (3,106)            (16,611)               (640)

Provision (benefit) for income taxes                   1,526                (760)               (270)
                                                  --------------------------------------------------
Loss before extraordinary item and cumulative
 effect of accounting change                          (4,632)            (15,851)               (370)

Extraordinary charge for debt refinancing             (1,044)

Cumulative effect of accounting change                    --              (2,647)                 --

Net loss                                          $   (5,676)         $  (18,498)         $     (370)
                                                  ==================================================

Basic and diluted earnings per share:
   Loss before extraordinary item and
    cumulative effect of accounting change        $    (1.28)         $    (4.39)              $(.10)

   Extraordinary charge for debt refinancing            (.29)                 --                  --

   Cumulative effect of accounting change                 --                (.73)                 --
                                                  --------------------------------------------------

Net loss per share                                $    (1.57)         $    (5.12)              $(.10)
                                                  ==================================================
Weighted average common and common equivalent
 shares outstanding                                3,610,000           3,610,000           3,610,000
                                                  --------------------------------------------------


See accompanying notes.

                      Gulf States Steel, Inc. of Alabama


                           Statements of Cash Flows
                            (dollars in thousands)



                                                               Year ended October 31,
                                                         1998           1997           1996
                                                      ----------------------------------------
Operating activities:

Net loss                                               $ (5,676)      $(18,498)      $   (370)

Adjustments to reconcile net loss to net cash
 provided by operating activities:
 Depreciation, including amounts capitalized in
  inventories                                            20,466         18,443         15,485

 Amortization                                             1,528          1,524          1,663

 Deferred income taxes                                    1,998           (617)        (1,134)

 Write-off of blooming mill                                  --          1,800             --

 Common stock warrants fair value adjustment             (2,225)

 Write-off of debt issuance costs                           859             --             --

Changes in operating assets and liabilities:

 Accounts receivable                                      8,268          7,403         (1,130)

 Inventories                                             (6,290)         3,732         (1,708)

 Prepaids and other current assets                        3,060         (4,267)        (1,979)

 Deferred charges                                            --             (7)           (49)

 Accounts payable                                        (4,166)          (880)          (692)

 Accrued payroll and employee benefits                      413           (862)           967

 Accrued interest payable                                   159              2             86

 Other accrued liabilities                                2,654          4,727         (4,402)

 Income taxes payable                                      (174)            18         (1,001)
                                                   ------------------------------------------
Net cash provided by operating activities                20,874         12,518          5,736

Investing activities:

Building and equipment purchases                        (23,129)       (31,056)       (25,535)

Proceeds from disposal of equipment                          --             --             70
                                                   ------------------------------------------
Net cash used in investing activities                   (23,129)       (31,056)       (25,465)

                      Gulf States Steel, Inc. of Alabama

                                                                    Year ended October 31,
                                                              1998           1997           1996
                                                           ----------------------------------------
Financing activities:

Net borrowings on revolving credit agreement                $ 39,628       $17,092        $19,094
Prepayment of prior revolving credit facility                (37,393)           --             --
Proceeds from long-term debt                                     946            --          3,525
Payments of long-term debt                                      (751)         (653)          (329)
Reduction of capitalized lease obligations                      (153)           --             --
Debt issuance costs                                             (391)           --             --
Net cash provided by financing activities                      1,886        16,439         22,290
                                                            -------------------------------------
Net increase (decrease) in cash and cash equivalents            (369)       (2,099)         2,561

Cash and cash equivalents at beginning of year                 2,359         4,458          1,897
                                                            -------------------------------------
Cash and cash equivalents at end of year                    $  1,990       $ 2,359        $ 4,458
                                                            =====================================

Supplemental cash flow information:
Cash paid (received) during the period for:
  Interest                                                  $ 28,820       $28,386        $26,817
  Income taxes                                                  (299)          (18)         1,865
Supplemental schedule of non-cash operating and
 financing activities:
  Capital lease obligations                                      333       $     -        $     -

See accompanying notes.

                      Gulf States Steel, Inc. of Alabama

                         Notes to Financial Statements
                        October 31, 1998, 1997 and 1996


1.   Significant Accounting Policies

Description of the Company and Liquidity

Gulf States Steel, Inc. of Alabama (the "Company") owns and operates a fully integrated steel mill in Gadsden, Alabama, which has been a leading producer of steel products in the Southern United States since its inception in 1904. Approximately 80% of the Company's employees are covered under a contract with the United Steelworkers of America (the "USWA") which expires on October 1, 2000. Alabama Structural Beam Corp. (ASB), a subsidiary of the Company, was merged into the Company on January 30, 1998. The Company is a wholly-owned subsidiary of GSS Holding Corp. (Holding), a Delaware corporation, which is controlled by Watermill Ventures, Ltd. Certain amounts in the 1997 balance sheet have been restated to conform to the 1998 presentation.

All material intercompany accounts and transactions have been eliminated.

The Company has incurred losses in the current and prior years. During the fourth quarter of the current year, orders, shipments and pricing for the Company's products were adversely affected by, among other things, increased imports. As a result of such increased imports and its effect on the domestic steel market, the Company anticipates that orders, shipments and pricing will continue to decrease significantly into fiscal 1999 and are expected to remain at low levels throughout much of the year. Given current market conditions, required capital expenditures and improvements and the potential realization of loss contingencies, the Company believes that it will continue to incur losses in fiscal 1999.

Although the Company expects to benefit from improved operating performance related to its capital investments, there can be no assurance that any or all of these potential cost savings will be realized. If the Company is unable to increase sales and pricing, continue to reduce costs and implement productivity improvements and maintain its borrowing availability under the revolving credit facility (see Note 5), and if the level of foreign imports is not reduced, the Company may not be able to meet the covenant requirements of the revolving credit facility or have sufficient liquidity and capital resources to meet its projected fiscal 1999 cash requirements, including the April 15, 1999 interest payment of approximately $12.8 million due on the First Mortgage Notes.

As a result, the Company is developing a restructuring plan to improve operating results and to increase financial flexibility. The Company has retained financial and legal advisors to assist it in reviewing financial alternatives available to the Company, including without limitation, raising additional capital and a possible debt restructuring. There can be no assurance that a restructuring is possible or that it will be successful in addressing the Company's liquidity and capital resource needs.

                      Gulf States Steel, Inc. of Alabama


                         Notes to Financial Statements
                        October 31, 1998, 1997 and 1996


1.   Significant Accounting Policies (continued)

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Cash Equivalents

Investments with maturities of three months or less at the time of purchase are considered to be cash equivalents.

Income Taxes

The Company is included in the consolidated federal income tax return of its parent. Under terms of a federal tax sharing agreement with its parent, federal income tax expense is allocated on a separate return basis.

Inventories

The Company's inventories are valued at the lower of cost, as determined by the first-in, first-out (FIFO) method, or market.

Property, Plant and Equipment

Property, plant and equipment acquired by the Company subsequent to the Acquisition is stated at cost. Property, plant and equipment acquired by the Company in the Acquisition is recorded at an amount which represents the remaining portion of the purchase price after allocation of fair value to other acquired current assets and assumed liabilities and which is not in excess of the fair value. Depreciation is computed using the straight-line method over estimated useful lives of 3 to 12 years.

Deferred Charges

The Company's deferred charges include debt issuance costs which are expected to benefit future periods and are being amortized over the term of the debt instrument.

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

                      Gulf States Steel, Inc. of Alabama

                         Notes to Financial Statements
                        October 31, 1998, 1997 and 1996

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

2.   Acquisition

On April 21, 1995, the Company (f/k/a Gulf States Steel Acquisition Corp.) completed the acquisition of substantially all of the assets and certain liabilities of the Gadsden, Alabama facilities of Gulf States Steel, Inc. of Alabama and other affiliates. During December 1996, the Company agreed to pay the seller $1 million in settlement of certain liabilities related to the purchase of the Company. This settlement was less than the estimated liability recorded in connection with the acquisition and resulted in a gain of $893,000 which is reflected in the results of operations for the year ended October 31, 1996.

3.   Inventories

Inventories consist of the following (dollars in thousands):

                                          October 31,
                                     1998           1997
                                  -------------------------
Raw materials                      $15,677        $19,534
Work-in-process                     17,821         13,528
Finished goods                      27,443         21,589
                                   ----------------------
                                   $60,941        $54,651
                                   ======================

                      Gulf States Steel, Inc. of Alabama

                         Notes to Financial Statements
                        October 31, 1998, 1997 and 1996


4.   Property, Plant and Equipment

Property, plant and equipment consists of the following (dollars in thousands):

                                                                             October 31,
                                                                        1998           1997
                                                                     -------------------------
Land                                                                  $  1,268       $  1,268
Buildings                                                                6,089          6,089
Machinery and equipment (including $333 and $-0- of equipment
 under capitalized leases in 1998 and 1997, respectively               235,403        216,520

Construction-in-progress                                                19,039         14,460
                                                                      -----------------------
                                                                       261,799        238,337
Accumulated depreciation                                               (61,097)       (40,631)
                                                                      -----------------------
                                                                      $200,702       $197,706
                                                                      =======================

During 1997, the Company recorded a $1.8 million charge to write down assets of the blooming mill that was shut down.

Effective October 31, 1997, the Company changed its method of accounting for costs incurred for process reengineering. These costs, totaling $2.6 million at October 31, 1997, were previously capitalized by the Company but were written off in 1997 as the cumulative effect of an accounting change. This accounting change is in accordance with a consensus reached by the Emerging Issues Task Force, Issue 97-13, Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation. The income tax benefit relating to this write-off is reserved by a deferred income tax valuation allowance. The effect of this accounting change is not material for years prior to 1997.

5.   Long-Term Debt

Long-term debt of the Company consists of the following (dollars in thousands):

                                                      October 31,
                                               1998                1997
                                            ------------------------------
Revolving credit facility                    $ 39,421            $ 37,186
First mortgage notes                          188,749             188,470
Equipment notes and leases                      2,723               2,543
Capitalized lease obligations                     194                   -
                                             ----------------------------
                                              231,087             228,199
Less current portion                             (964)               (643)
                                             ----------------------------
                                             $230,123            $227,556
                                             ============================

                       Gulf States Steel, Inc. of Alabama

                         Notes to Financial Statements
                        October 31, 1998, 1997 and 1996

5.   Long-Term Debt (continued)

Revolving Credit Facility

As of October 31, 1997, the Company had a $70 million revolving credit facility with two banks which was scheduled to expire on April 21, 2000. Available borrowings were subject to limits based on eligible accounts receivable and inventories, less outstanding letters of credit. The Company was committed to maintaining a minimum availability at all times of $10 million. Interest on borrowings under the facility was calculated, at the Company's option, at either the bank's Eurodollar rate plus an applicable margin, which was initially 3.25%, or the prime rate plus 1%. The interest rate in effect at October 31, 1997 was 8.91%. Obligations under the revolving credit facility were secured by accounts receivable and inventories. Under the terms of the credit facility, the Company was required to maintain a ratio of consolidated EBITDA (earnings before interest, income taxes, depreciation and amortization, as defined) to interest expense plus consolidated current maturities of long-term liabilities, as defined, of 1.0 to 1.0. Additionally, if the revolving loan balance exceeded $45 million, or borrowing availability under the facility was less than $20 million at the end of any fiscal quarter, certain other financial covenants applied.

On November 13, 1997, the Company entered into an $80 million credit facility which included a $70 million revolving credit facility and $10 million equipment financing facility. Available borrowings on the revolving credit facility are subject to limits based on eligible accounts receivable and inventories, less outstanding letters of credit. This credit facility has an original term of three years through November 13, 2000, at which time the agreement will automatically renew itself for one-year terms thereafter. This facility was used to pay off the outstanding amount of the previous $70 million revolving credit facility. Borrowings under the facility bear interest, at the Company's option, at either the adjusted LIBOR rate plus an applicable margin, which is initially 3.00%, or the prime rate plus .75%. Obligations under the revolving credit facility are secured by inventories and accounts receivable. Under the revolving credit facility, the Company is required to maintain at all times a states amount of consolidated adjusted tangible net worth, as defined. In November 1997, in connection with the refinancing of the revolving credit facility, the Company recorded an extraordinary expense of $1.0 million, consisting of a write-off of unamortized debt issuance costs and a prepayment penalty. In December, 1998, the Company obtained an amendment to its debt covenant which decreased the minimum consolidated adjusted tangible net worth from $(11.6) million to $(20.0) million. The Company's minimum consolidated tangible net worth at October 31, 1998 was $8.7 million.

First Mortgage Notes

The First Mortgage Notes (Notes) mature April 15, 2003. Interest on the Notes accrues at 13.5% per annum with semiannual interest payments due on April 15 and October 15. Under the Notes, the Company is required to make excess cash flow payments, as defined, beginning with the fiscal year ending October 31, 1996. The Company did not have excess cash flow, as defined, in the fiscal years ending October 31, 1998, 1997 or 1996; therefore, no payments were required.
The Notes are senior

                      Gulf States Steel, Inc. of Alabama

                         Notes to Financial Statements
                        October 31, 1998, 1997 and 1996

5.   Long-Term Debt (continued)

obligations of the Company and are secured by substantially all of the assets of the Company except accounts receivable and inventories. The Notes are redeemable at the option of the Company on or after April 15, 1999 at amounts ranging from 106.75% of face value in 1999 to 100.00% of face value in 2001 and thereafter. The Company is required to purchase all of the outstanding Notes in the event of a change of control and to offer to purchase a portion of the Notes in the event of one or more public equity offerings. The Notes impose certain limitations on the Company including the ability to incur additional indebtedness, pay dividends, make certain other restricted payments, create liens, consummate certain mergers or consolidations or sell substantially all of the Company's assets.

The Company has 190,000 warrants outstanding, which were included with the Notes in the units sold by the Company. Each warrant entitles the holder thereof to purchase one share of common stock, subject to certain adjustments, at a price of $.01 per share. The warrants are exercisable upon the occurrence of an Exercise Event (as defined in the warrant agreement) and expire 180 days after becoming exercisable, but in any event no later than April 15, 2003. Pursuant to the warrant agreement, under certain circumstances the Company or Holding is required to make an offer to purchase all outstanding warrants and warrant shares in cash at a price equal to the current market value, as defined, thereof. The warrants were assigned a value resulting in a debt discount of $2,225,000 at issuance, which was being amortized over the term of the Notes. The warrants were reflected as common stock warrants subject to put options in the Company's accompanying 1997 balance sheet. During 1998, the Company determined that the fair value of the warrants had declined and reduced the value assigned to the warrants to zero which increased income by $2,225,000.

Equipment Notes

Principal and interest payments are made monthly, with the interest rates from 3.65% above the LIBOR rate (or prime plus 0.75%) to 12.59%. The Equipment Notes mature from April 1, 2001 to April 30, 2003. The Notes are secured by a security interest in the equipment that was purchased with the proceeds of these notes.

Maturities of long-term debt consists of the following (dollars in thousands):

1999                                              $    964
2000                                                   846
2001                                                40,239
2002                                                   225
2003                                               190,065
                                                  --------
                                                  $232,339
Less unamortized discount on the Notes              (1,252)
                                                  --------
                                                  $231,087
                                                  ========

                      Gulf States Steel, Inc. of Alabama

                         Notes to Financial Statements
                        October 31, 1998, 1997 and 1996


5.   Long-Term Debt (continued)

For the years ended October 31, 1998 and 1997, interest of $2.2 million and $2.0 million was capitalized, respectively.

6. Stockholders' Equity and Partners' Capital

Changes in stockholder's equity were as follows (dollars in thousands):

                                                           Year ended October 31,
                                               1998                1997                1996
                                            --------------------------------------------------
Balance at beginning of period               $ 19,468            $ 37,966            $ 38,336

  Net loss                                     (5,676)            (18,498)               (370)
                                             -------------------------------------------------
Balance at end of period                     $ 13,792            $ 19,468            $ 37,966
                                             =================================================

7. Stock Option Plan

Holding's 1995 Employee, Director and Consultant Stock Option Plan (Holding Stock Option Plan) provides for the issuance of up to 65,000 shares of Gulf States Steel Holding Corporation non-voting, $0.01 par value common stock through grants of incentive stock options and non-qualified stock options (for Holding's Class C common stock) to key employees, directors and consultants of Holding and its subsidiaries (including the Company).

The options vested 60% on April 21, 1998, and 20% per annum for the next two years. Options expire ten years after the grant date unless the employee owns more than 10% of the total combined value of all classes of capital stock of the Company or an affiliate, whereby the options will expire in five years. The Company accounts for the stock options in accordance with APB Opinion No. 25 and related interpretations, and intends to continue to do so.

Options granted pursuant to the Holdings Stock Option Plan become immediately exercisable upon the occurrence of a Change in Control (as defined). The purchase price for shares as to which an option is exercised may be payable, among other things, by delivery of a personal, interest bearing recourse note. At the election of the option holder, Holding is required to repurchase, in any fiscal year, up to 20% of the options granted to such employee (or 20% of the shares acquired pursuant to the exercise of options), up to an aggregate of 60% of the options and/or the shares.

The fair value of each option is estimated on the date of the grant using the minimum value method with the following weighted average assumptions used in 1998: dividend yield of zero percent, risk-free

                      Gulf States Steel, Inc. of Alabama

                         Notes to Financial Statements
                        October 31, 1998, 1997 and 1996


7.   Stock Option Plan (continued)

interest rate of 6.34%, and expected life of ten years. Based on this calculation, the fair value of the options is nominal.

A summary of the status of the Holding Stock Option Plan as of October 31, 1998 and 1997, and the changes during those dates, is presented below:

                                                              1998                                            1997
                                                     -------------------------------                 ------------------------------
                                                                       Weighted                                         Weighted
                                                                       Average                                          Average
                                                      Shares        Exercise Price                    Shares         Exercise Price
                                                     -----------------------------                   ------------------------------
Outstanding at beginning of  year                     38,600            $0.01                         38,600             $0.01

Granted                                               31,200               -                             -                  -
Cancelled                                              6,600               -                             -                  -
                                                     -------                                        --------
Outstanding at end of year                            63,200            $0.01                         38,600             $0.01
                                                     =======                                        ========

Options exercisable at end of year                    25,000                                          15,440

The following table summarizes information about the stock options outstanding at October 31, 1998:

                                             Options Outstanding                                Options Exercisable
                               --------------------------------------------       --------------------------------------------
                                                             Weighted
                                        Number                average                      Number               Weighted
                                    outstanding at           remaining                 outstanding at           average
                                      October 31,           contractual                  October 31,            exercise
Range of exercise prices                1998                   life                         1998                 price
---------------------------------------------------------------------------       --------------------------------------------
       $0.01                           63,200                   8.4                       25,000                 $0.01

Had compensation expense for the stock option plan been determined based on the fair value at the grant date for awards under this plan, consistent with the method of FASB Statement No. 123, the Company's net loss would not have increased for 1998 or 1997. The effects of FASB Statement No. 123 on pro forma net loss in 1998 and 1997 is not likely to be representative of the effects on pro forma net income or loss in future years.

8. Employee Profit Sharing

GSS is required by the terms of an agreement, which expires October 1, 2000, between GSS and the United Steelworkers of America (the Union), to make quarterly profit sharing payments to its union employees. Such payments are 16.5% of profits excluding extraordinary items, pre-tax income or loss from significant sales of property, plant and equipment, income and investments applicable to affiliates, cumulative effect on prior years of changes in accounting principle, pre-tax income or loss from increases or decreases in value of equipment permanently taken out of service and deferred costs arising

                      Gulf States Steel, Inc. of Alabama

                         Notes to Financial Statements
                        October 31, 1998, 1997 and 1996


8.   Employee Profit Sharing (continued)

out of permanent closure of any department of substantial portion. In addition, GSS makes quarterly profit sharing payments to salaried administrative personnel equivalent to 9.75% of profits before deduction for profit sharing and income tax expense, with inventories valued on the basis of the lower of cost, on a first-in, first-out basis, or market. ASB is required by the terms of an agreement with the Union to make quarterly profit sharing payments to its Union employees. Such payments are 10% of profits before taxes and before deduction for profit sharing.

9. Income Taxes

The Company is included in the consolidated federal income tax return of its parent. The federal tax sharing agreement with its parent requires the Company to pay to its parent an amount equivalent to its federal income tax expense as if the Company was filing a separate tax return.

The components of net deferred tax amounts recognized in the accompanying balance sheets are as follows (dollars in thousands):

                                                                                                    October 31,
                                                                                         1998                        1997
                                                                               --------------------------------------------
Deferred tax liabilities:
Basis of property, plant and equipment                                                 $ 27,734                    $ 21,793
Allowance for doubtful accounts                                                             346                         245
                                                                               --------------------------------------------
Total deferred tax liabilities                                                           28,080                      22,038

Deferred tax assets:
 Net operating loss carryforwards                                                        30,835                      23,550
 Alternative minimum tax credit carryforwards                                             2,048                       2,048
 Accrued employee benefits                                                                3,755                       3,174
 Environmental                                                                               -                           -
 Inventories                                                                                617                         662
                                                                               --------------------------------------------
Total deferred tax assets                                                                37,255                      29,434
 Valuation allowance                                                                     (9,175)                     (5,398)
                                                                               --------------------------------------------
Net deferred tax asset                                                                 $      -                    $ (1,998)
                                                                               ============================================

At October 31, 1998, the Company has net operating loss carryforwards of approximately $83,000,000 that expire from 2011 through 2013.

                      Gulf States Steel, Inc. of Alabama

                         Notes to Financial Statements
                        October 31, 1998, 1997 and 1996

9.   Income Taxes (continued)

The Company's effective tax rate differs from the applicable U.S. federal statutory rate for the year due to the following:

                                                                                 Year ended October 31,
                                                                  1998                    1997                    1996
                                                           ----------------------------------------------------------------
Tax expense (benefit) at the federal
 statutory rate                                                (35.0)%                 (35.0)%                   (35.0)%

Increase (decrease) resulting from:
 State income taxes                                             (2.2)%                  (2.1)%                    (3.3)%
 Expenses not tax deductible                                     0.9%                    0.9%                      3.8%
 Common stock warrants                                         (25.1)%                     -                         -
Deferred income tax valuation allowance                        110.5%                   32.5%                        -
Other                                                              -                    (0.9)%                    (7.7)
                                                           ---------------------------------------------------------------
Effective rate                                                  49.1%                   (4.6)%                   (42.2)%
                                                           ===============================================================

The provision (benefit) for income taxes consists of the following (dollars in thousands):

                                                                                 Year Ended October 31,
                                                                  1998                    1997                    1996
                                                           ----------------------------------------------------------------
Current:
 Federal                                                     $ (459)                      $(130)                $   864
 State                                                          (14)                        (13)                     -
                                                           ----------------------------------------------------------------
                                                               (473)                       (143)                    864
Deferred:
 Federal                                                      1,933                        (562)                 (1,037)
 State                                                           66                         (55)                    (97)
                                                           ----------------------------------------------------------------
                                                              1,999                        (617)                 (1,134)
                                                           ----------------------------------------------------------------
                                                            $ 1,526                       $(760)                $  (270)
                                                           ================================================================

Income taxes payable at October 31, 1998 and 1997 include amounts for federal income taxes of $-0- and $174,000, respectively, due Holding Corp. under a tax sharing agreement.

10. Related Parties

The Company has separate management agreements with two affiliates and an insurance service agreement with another affiliate. The management agreements obligate the Company to pay annual fees totaling $1,250,000. The insurance agreement calls for fees equal to 15% of the total annual cost of the Company's insurance program. All agreements contain provisions for reimbursement of expenses in addition to the annual fees. Total amounts paid to affiliates for services under management agreements for the years ended October 31, 1998, 1997 and 1996 were $1,344,000, $1,545,000 and $1,378,000, respectively, including
$94,000, $295,000 and $128,000, respectively, in reimbursed expenses.  Total

                      Gulf States Steel, Inc. of Alabama

                         Notes to Financial Statements
                        October 31, 1998, 1997 and 1996

10.  Related Parties (continued)

fees paid to an affiliate under the insurance services agreement for the years ended October 31, 1998, 1997 and 1996 totaled $209,000, $213,000 and $175,000, respectively.

Notes receivable from officers of $750,000 at October 31, 1998 and 1997 are evidenced by promissory notes bearing interest at 6.5% and becoming due on April 15, 2015, or on such earlier date upon the occurrence of certain events as stated in each such promissory note, including upon termination of employment for cause. The indebtedness is secured by a pledge of the officers' interest in a limited partnership.

11. Commitments and Contingencies

Commitments

The Company has two purchase agreements with suppliers whereby agreed-upon volumes of ore pellets will be supplied. Contract volumes under one agreement are established six months prior to the beginning of each contract year with a minimum of 695,000 metric tons. Volumes under the other agreement have been established at 688,000 metric tons for contract year 1999, and 172,000 metric tons for contract year 2000; however, the Company can increase or decrease the amounts under the second agreement by ten percent at its discretion. Prices under the agreements are adjusted annually based on a formula. Amounts paid under the contracts, excluding freight charges, totaled $46.3 million, $42.3 million and $46.6 million for the years ended October 31, 1998, 1997 and 1996, respectively. At October 31, 1998, the Company has a minimum obligation of approximately $47.1 million under the above agreements.

The Company has commitments for construction projects related to plant expansion and environmental improvements of approximately $3.4 million at October 31, 1998.

Although the Company has no obligation with respect to the senior subordinated notes, the seller note or redeemable preferred stock of Holding, the sole source of funds for these obligations is expected to be dividend distributions or loans from the Company. The Holding's senior subordinated notes require Holding to cause the Company to pay dividends to Holding to the maximum extent permitted under the indenture for the Notes and applicable law. No dividends were declared for the years ended October 31, 1998, 1997 and 1996.

Contingencies

The Company is subject to a broad range of federal, state and local environmental laws and regulations, including those governing discharges to the air and water, the handling and disposal of solid and/or hazardous wastes, and the remediation of contamination associated with releases of hazardous substances. The Company conducts continuous environmental compliance and monitoring programs and

                      Gulf States Steel, Inc. of Alabama

                         Notes to Financial Statements
                        October 31, 1998, 1997 and 1996


11.  Commitments and Contingencies (continued)

believes that it is currently in substantial compliance with all known material and applicable environmental regulations, except as follows:

     The predecessor company settled with the Alabama Department of Environmental Management ("ADEM") during 1994 for all outstanding air and water violations, and the Company believes that its facility now operates, as a general matter, in substantial compliance with existing air emission regulations and its water discharge permit, subject, however, to the matters set forth below.

  During 1992, the U.S. Environmental Protection Agency ("EPA") asserted that a waste water ditch system on the Company's property should be remediated and "closed" under the Resource Conservation and Recovery Act ("RCRA"). As of October 31, 1994, the Predecessor had remediated a portion of the ditch. The Predecessor also agreed to a $1.1 million civil penalty, of which $300,000 was to be offset by future capital expenditures, related to this issue. As of October 31, 1996, the $800,000 penalty had been paid. Subsequently, the $300,000 of capital expenditures were not approved by the EPA, and during fiscal year 1997 the Company made an additional penalty payment of that amount plus interest. On November 26, 1997, ADEM approved the closure plan for the wastewater ditch system. The requirements of the closure plan are: (1) sediment sampling in the ditch system and (2) groundwater monitoring. Sixty-six sediment samples were taken throughout the system and analyzed in March 1998. Eleven groundwater-monitoring wells were installed and samples taken in February 1998. On September 29, 1998, closure certification was granted by ADEM releasing the Company from providing financial assurance of closure. The EPA has not yet responded to the closure certification. If clean closure cannot be achieved, the Company estimates the contingent closure costs will be $1.1 million with post-closure costs of $2.8 million ($90,000 annually for 30 years).

  The Company faces an enforcement action under the Clean Water Act. The U.S. Department of Justice ("DOJ") notified the Company that it, at the request of the EPA, was prepared to take "appropriate enforcement action in federal court" against the Company for alleged violations of its water discharge permit, and invited the Company to discuss a possible settlement prior to filing suit. The Company opened discussions with the DOJ in an attempt to settle these claims. These discussions resulted in substantial agreement as to certain additional upgrades to the Company's waste water treatment system, and these upgrades have now been completed. On August 28, 1997, while negotiations were ongoing with the DOJ, a 60-day notice of intent to file a citizen suit under the Clean Water Act was sent by one Johnny Williams, a resident of Rainbow City, Alabama. Prior to expiration of the 60-day period, the DOJ filed its action under the Clean Water Act, thus precluding the citizen suit. On October 27, 1997, Mr. Williams moved to intervene in the government's action, and this intervention was allowed by the court. On April 21, 1998, a second motion to intervene was filed by L.E. McGriff and Herbert Patterson, and this motion was also allowed by the court. Despite the filing of this litigation, the Company and the DOJ continued to explore a possible settlement. As a result of these discussions, an agreement in principle was reached with the EPA and DOJ on September 1, 1998 pursuant to the terms of which the Company will pay $500,000 as a cash civil penalty and will agree to implement $4.0 million in facility improvements as Supplemental Environmental Projects ("SEPs") which offer

                      Gulf States Steel, Inc. of Alabama

                         Notes to Financial Statements
                        October 31, 1998, 1997 and 1996


11.  Commitment and Contingencies (continued)

environmental benefits. On December 27, 1998, DOJ decided to reduce the SEP expenditures required from $4 million to $3,175,000, which was accepted by the Company, on the condition that additional minor language modifications be made in the proposed consent decree. On January 4, 1999, however, settlement discussions terminated because DOJ required the Company to agree to waive certain defenses to any and all future actions of any nature that the United States might initiate in the future against the Company. The Company declined to agree to this unconditional waiver. On January 8, 1999, the United States District Court for the Northern District of Alabama convened a Status Conference, at which time a Pretrial Conference was set for October 25, 1999. On January 22, 1999, the court issued a scheduling order regarding dispositive motions and discovery, which are to be completed by September 30, 1999. The Clean Water Act provides for civil penalties of up to $25,000 per day for violations occurring before January 30, 1997 and $27,500 per day for violations occurring on or after January 30, 1997. DOJ has alleged that over 4,000 potential violations of the Clean Water Act have occurred. Many of these alleged violations concern temperature and dissolved oxygen limitations, which are exceeded because of the extreme hot weather that occurs during certain months of the year in Alabama. Therefore, on December 11, 1998, the Company filed an expedited petition with the Alabama Department of Environmental Management for a modification of its NPDES permit. If granted, the Company will be in a position to be in compliance with the Clean Water Act at all times of the year.

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

     During negotiations with the DOJ over the Clean Water Act matter described above, the DOJ raised remediation of Black Creek as a possible issue. The EPA investigated Black Creek and performed sampling in Black Creek and Lake Gadsden. Sampling results thus far indicate levels of metals, primarily lead and zinc, in the sediment of Black Creek and in certain locations in Lake Gadsden. The levels of metals in the sediment generally increase with depth, indicating historical discharges are a greater contributor to the elevated levels. The EPA has made no determination of what remediation, if any, will be necessary, although the EPA indicated that another round of sampling would be performed to define the scope of the potential remediation. On December 23, 1998, as a result of a routine file review at the Alabama Department of Environmental Management, the Company was provided with the initial page of a "CERCLA Site Investigation Report," prepared for EPA on September 30, 1998, under the supervision of a EPA Task Monitor, together with a November 30, 1998 e-mail message from the EPA Task Monitor addressed to a member of the public. That e-mail reported that the Gulf States Steel Site Investigation Report was referred from EPA's Emergency Response and Removal Branch to the EPA Superfund Remedial Program for evaluation and potential remediation, but reported that "the time

                      Gulf States Steel, Inc. of Alabama

                         Notes to Financial Statements
                        October 31, 1998, 1997 and 1996


11.  Commitments and Contingencies (continued)

frame for this is uncertain." Since the time that core samples were taken at Lake Gadsden almost one year ago, EPA has initiated no further communications with the Company regarding this matter. The Company was informed that when the EPA's Site Investigation Report was completed, the Company would have an opportunity to discuss the findings with EPA prior to the time that EPA made any future decisions regarding this matter. Instead, the Company learned about these events through the above-referenced file review. The Company informed the EPA that its contribution, if any, to the sediment findings is divisible, and that apportioned, rather than joint and several liability, is appropriate. Additionally, the Company's relative contribution, if any, to the sediment results must be further reduced to the extent that it is the result of a federally permitted discharge. The combined effect of the Company's analysis is that any potential liability that is assignable to it is so small as to be de minimis. Given current information, it is not possible to predict the scope or cost of any potentially required remediation of Black Creek and/or Lake Gadsden, nor is it known whether the Company's analysis regarding its potential liability will be accepted. The Company has requested an immediate meeting with the relevant EPA officials and is waiting on a responsive date.

     On February 20, 1996, ADEM issued a Notice of Violation ("NOV") to the Company for continuing violation of opacity limits from the combustion stacks of the coke ovens, and included in the NOV a requirement that the Company install continuous opacity monitors in the stacks. The Company appealed this requirement, and it was subsequently withdrawn by ADEM on the condition that the Company employ an independent contractor to conduct visible emission readings on the stacks. The Company complied with this condition. While there has been no renewed request by ADEM that the Company install opacity monitors, ADEM has, in subsequent NOV's, identified such monitors as a possible future requirement.
The Company has taken the position in its communications with ADEM that the installation of such monitors on its existing stacks is not feasible; however, it is not currently possible to predict whether ADEM will again attempt to require that continuous opacity monitors be installed in the coke oven combustion stacks.

     On April 22, 1998, the EPA issued an NOV to the Company relating to alleged violations of the Toxic Substance Control Act ("TSCA") based on an inspection conducted on May 16, 1996. The conditions cited in the NOV had been promptly addressed following the May 16, 1996 inspection. On December 31, 1998 the Company and the EPA reached an administrative settlement of these allegations for a penalty payment of $31,813 and the voluntary replacement of four PCB transformers at an estimated total cost of $149,500.

     As a result of a September 1997 inspection, ADEM determined that certain violations of hazardous waste rules had occurred at the Company's facility and had resulted in the release of hazardous waste from a secondary containment area on site. The Company is addressing assessment and possible remediation of this site area with ADEM. In August 1998, ADEM proposed a Consent Order with an administrative penalty of $80,000. On September 28, 1998, ADEM issued a second NOV regarding the same issue. These matters have been consolidated. The Company has responded and has entered settlement discussions with ADEM on this matter.

                      Gulf States Steel, Inc. of Alabama

                         Notes to Financial Statements
                        October 31, 1998, 1997 and 1996


11.  Commitment and Contingencies (continued)

     The solid waste permit for the on-site landfill at the facility expired on December 31, 1988, and a renewal application has been pending since that time. On April 21 and October 9, 1998, the Company received NOV's regarding the submission of necessary data for renewal of the solid waste permit. The requested data was submitted, and on November 10, 1998, ADEM issued public notice of the application for modification and renewal of the solid waste permit. On January 4, 1999, the Company received an NOV alleging that non-approved garbage had been placed on the landfill, and that all material was not being covered, in violation of the solid waste permit. These matters are being corrected.

     For the fiscal years ended October 31, 1998, 1997 and 1996, capital expenditures for environmental projects were $4.2 million, $4.1 million and $6.4 million, respectively, and environmental compliance expenses were $5.5 million, $6.0 million and $5.8 million, respectively. The Company currently estimates that expenditures for environmental capital projects in fiscal year 1999 will be approximately $4.6 million.

     As of October 31, 1998, the Company has accrued $2.0 million for unresolved environmental remediation matters. However, the ultimate resolution of the above matters may have a material adverse effect on the Company's financial position, results of operations and liquidity.

     The Company is also involved in litigation arising from its normal operations, including employee matters, the resolution of which is not expected to have a significant effect on the Company's financial position, results of operations or liquidity.


12. Pension Plan

The Company has a defined contribution pension plan covering all employees represented by the Union. For the period from April 1, 1997 to October 31, 1998, the Company's required contribution to the plan was $.70 per hour for all paid qualified hours for each eligible participant. For the period from November 1, 1996 to March 31, 1997, and during fiscal year 1996, the Company's required contribution to the plan was $.60 per hour. Pension expense for the years ended October 31, 1998, 1997 and 1996, was $2.2 million, $2.2 million and $2.1 million, respectively.

                      Gulf States Steel, Inc. of Alabama

                         Notes to Financial Statements
                        October 31, 1998, 1997 and 1996


13. Postretirement Benefit Plan

Effective April 1, 1996 for union employees and November 1996 for non-union employees, the Company initiated and sponsors defined benefit health care plans that provide postretirement medical benefits to full-time employees who have worked 30 years, or have reached the age of 60 with 15 years of service, or have reached the age of 65 while in service with the Company. The plans are contributory and contain other cost-sharing features such as deductibles and coinsurance provisions. The accounting for the plans anticipates future cost-sharing changes to the written plans that are consistent with the Company's expressed intent to increase the retiree contribution rate annually for the expected general inflation rate for that year. The Company's policy is to fund the cost of medical benefits in amounts determined at the discretion of management.

The following table presents the plans' funded status reconciled with amounts recognized in the Company's balance sheets (dollars in thousands):

                                                                                                   October 31,
                                                                                          1998                   1997
                                                                                       --------------------------------
Accumulated postretirement benefit obligation:
 Retirees                                                                              $     (840)            $   (340)
 Fully eligible active plan participants                                                   (6,855)              (4,319)
 Other active plan participants                                                           (13,213)             (11,069)
                                                                                       --------------------------------
                                                                                         (20,908)              (15,728)
Plan assets at fair value                                                                  3,781                 3,493
                                                                                       --------------------------------
Accumulated postretirement benefit obligation
 in excess of plan assets                                                               (17,127)               (12,235)
Unrecognized obligation (asset):
 Unrecognized prior service cost                                                          7,677                  8,268
 Unrecognized net (gain) or loss                                                          4,588                  1,199
                                                                                       --------------------------------
 Accrued postretirement benefit cost                                                   $ (4,862)              $ (2,768)
                                                                                       ================================


Net periodic postretirement benefit cost includes the following components:

Service cost                                                                           $    669               $    576
Interest cost                                                                             1,297                  1,079
Actual return on assets                                                                    (288)                  (120)
Net amortization and deferral                                                               618                    458
                                                                                       --------------------------------
Net periodic postretirement benefit cost                                               $  2,296               $  1,993
                                                                                       ================================

                      Gulf States Steel, Inc. of Alabama

                         Notes to Financial Statements
                        October 31, 1998, 1997 and 1996


13.  Postretirement Benefit Plan (continued)

The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 7.0% for pre-65 medical costs and 5.5% for post-65 medical costs for 1999, and is assumed to decrease gradually to 5% by 2003 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of October 31, 1998 by $4,602,000, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1998 by $467,000. The unrecognized prior service cost resulting from the Plans' initiations is being amortized on a straight-line basis over seventeen years for the Union Plan and eleven years for the Non-Union Plan, which is the average remaining years of service of the Plans' participants.

The discount rate used in determining the accumulated postretirement benefit obligation was 7.00% and 7.75% at October 31, 1998 and 1997, respectively. The trust holding the Union Plan's assets is subject to federal income taxes at a 34% tax rate. The Union Plan's assets are invested in U.S. Treasury obligations. The expected long-term rate of return on plan assets, after estimated income taxes, was 7.5% both at October 31, 1998 and 1997.

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

15. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents approximates their fair value. The carrying value of notes outstanding under the Revolving Credit Agreement approximates its fair value. The fair market value of the First Mortgage Notes at October 31, 1998 is estimated to be $47,500,000. This estimate is based on a January 15, 1999 report of Goldman Sachs which quotes a bid price for Gulf States Steel First Mortgage Notes at 25% of par value.

                      Gulf States Steel, Inc. of Alabama

                         Notes to Financial Statements
                        October 31, 1998, 1997 and 1996



16. Summary of Quarterly Results of Operations - Unaudited

The following is a summary of unaudited quarterly results of operations (dollars in thousands, except per share data):

                                                       Three months ended
                                  -----------------------------------------------------------
                                    October 31,    July 31,     April 30,   January 31,
                                        1998         1998         1998         1998
                                  -----------------------------------------------------------
Net sales                              $92,741     $107,356     $103,592       $103,317

Operating profit                         5,123        5,597        4,934          6,508
Loss before extraordinary item            (834)      (1,181)      (2,086)          (531)

Extraordinary charge for debt
 refinancing                                 -            -            -         (1,044)


Net loss                                  (834)      (1,181)      (2,086)        (1,575)

Earnings per share:
 Loss before extraordinary item           (.23)        (.33)        (.57)          (.15)

 Extraordinary charge for debt
  refinancing                                -            -            -           (.29)


 Net loss                                 (.23)        (.33)        (.57)          (.44)


                                                    Three months ended
                                  -----------------------------------------------------------
                                    October 31,    July 31,     April 30,   January 31,
                                        1997         1997         1997          1997
                                  -----------------------------------------------------------

Net sales                             $109,863     $108,402     $106,928       $111,317
Operating profit (loss)                    368         (543)       5,390          5,117
Net loss                                (8,881)      (7,678)      (1,097)          (842)
Net loss per share                       (2.46)       (2.13)        (.30)          (.23)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

  None.



                                   PART III
                                   --------

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------     --------------------------------------------------

  The information contained on pages 4, 5, 6 and 7 of Gulf States Steel, Inc. of Alabama's Proxy Statement dated February 1, 1999, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

ITEM 11.     EXECUTIVE COMPENSATION
--------     ----------------------

  The information contained on pages 7, 8, 9 and 10 of Gulf States Steel, Inc. of Alabama's Proxy Statement dated February 1, 1999, with respect to directors and executive officers of this Company, is incorporated herein by reference in response to this item.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------     --------------------------------------------------------------

  The information contained on pages 2 and 3 of Gulf States Steel, Inc. of Alabama's Proxy Statement dated February 1, 1999, with respect to directors and executive officers of this Company, is incorporated herein by reference in response to this item.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------     ----------------------------------------------

  The information contained on pages 10, 11, and 12 of Gulf States Steel, Inc. of Alabama's Proxy Statement dated February 1, 1999, with respect to directors and executive officers of this Company, is incorporated herein by reference in response to this item.

                                    PART IV
                                    -------

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------     ----------------------------------------------------------------


ITEM 14 (a)1.   INDEX TO FINANCIAL STATEMENTS COVERED BY REPORT OF
-------------   --------------------------------------------------
                INDEPENDENT AUDITORS
                -----------------------

     The Financial Statements of Gulf States Steel, Inc. of Alabama are included in Item 8:

Balance Sheets
     As of October 31, 1998 and 1997
Statements of Operations
     For the years ended October 31, 1998, 1997 and 1996
Statements of Cash Flows
     For the years ended October 31, 1998, 1997 and 1996
Notes to Financial Statements


ITEM 14 (a)2.   INDEX TO FINANCIAL STATEMENT SCHEDULES
-------------   --------------------------------------

     The following financial statement schedules of Gulf States Steel, Inc. of Alabama are included in Item 14 (d):


     Form 10-K Schedules       Description                         Page Number
     -------------------       -----------                         -----------
      II                       Valuation and Qualifying Accounts        52

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


                                 Exhibit Index

(a) Exhibits


Exhibit No.                         Description
-----------                         -----------
3.1 Certificate of Incorporation of the Registrant, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)

3.2 By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)

10.1 Indenture, dated as of April 21, 1995 (the "Indenture") by and between the Registrant and Shawmut Bank Connecticut, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)

10.2 Form of New Note (included as part of Exhibit 4.1 hereto) (Incorporated by reference to Exhibit 4.2 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)

10.3 Intercreditor Agreement dated as of April 21, 1995, by and among GSS Holding Corp., the Registrant, ASB Acquisition Corp., NationsBank of Georgia, as Agent and Shawmut Bank Connecticut, National Association, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)

10.4 Amendment to Intercreditor Agreement (see Exhibit 10.3 hereto) dated as of November 13, 1997, by and among GSS Holding Corp., the Registrant, Alabama Structural Beam Corp., Fleet Capital Corporation, as Agent, and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 10.4 to the Registrant's annual report on Form 10-K for the fiscal year ended October 31, 1997, filed with the Securities and Exchange Commission on January 23, 1998.)

10.5 Loan and Security Agreement dated November 13, 1997, by and among the Registrant, Alabama Structural Beam Corp., Fleet Capital Corporation, as Agent, and the financial institutions listed therein. (Incorporated by reference to Exhibit 10.5 to the Registrant's annual report on Form 10-K for the fiscal year ended October 31, 1997, filed with the Securities and Exchange Commission on January 23, 1998.)

10.6 Asset Purchase Agreement dated January 13, 1995, by and among Gulf States Steel, Inc. of Alabama, GSS Acquisition Corp. and GSS Holding Corp., together with (i) Real Estate Purchase Agreement dated January 13, 1995 by and between Wills Creek Associates, Ltd. and GSS Acquisition Corp. (ii) Caster Purchase Agreement dated January 13, 1995, between DSC Equipment Associates, Ltd. and GSS Acquisition Corp. and (iii) Asset Purchase Agreement dated January 13, 1995, between Alabama Structural Beams, Inc. and Alabama Structural Beams Acquisition Corp. (Incorporated by reference to Exhibit 10.1 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)

10.7 Assignment Agreement dated as of March 30, 1995, by and among GSS Acquisition Corp. and the Registrant. (Incorporated by reference to Exhibit 10.2 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)

10.8 Assignment Agreement dated as of March 30, 1995, by and among Alabama Structural Beams Acquisition Corp., a Delaware corporation, and Alabama Structural Beams Acquisition Corp., an Alabama corporation. (Incorporated by reference to Exhibit 10.3 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)

10.9 Tax Sharing Agreement dated as of April 21, 1995, among GSS Holding Corp. the Registrant and Alabama Structural Beam Acquisition Corp. (Incorporated by reference to Exhibit 10.5 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)

10.10 Management Consulting Services Agreement dated April 21, 1995, between the Registrant and Spectrum Management Company, Inc. (Incorporated by reference to Exhibit 10.6 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)

10.11 Management Consulting Services Agreement dated April 21, 1995, between the Registrant and Hancock Venture Partners, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)

10.12 Insurance Services Agreement dated April 21, 1995, between the Registrant and Risk Management Solutions, Inc. (Incorporated by reference to Exhibit 10.8 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)

10.13 GSS Holding Corp. 1995 Employee, Director and Consultant Stock Option Plan (Incorporated by reference to Exhibit 10.9 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)

10.14 Iron Ore Sales Agreement dated as of May 5, 1994 by and between Quebec Cartier Mining Company and the Registrant. (Incorporated by reference to Exhibit 10.10 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)

10.15 Employment contract with Jack R. Collins dated September 24, 1997, by and between Jack R. Collins and the Registrant. (Incorporated by reference to the Registrant's annual report on Form 10-K for the fiscal year ended October 31, 1997, filed with the Securities and Exchange Commission on January 23, 1998.)

10.16 Employment contract with Robert Schaal dated February 2, 1998, by and between Robert Schaal and the Registrant filed herewith.

10.17 Employment contract with Jim R. Grimm dated July 28, 1998, by and between Jim R. Grimm and the Registrant filed herewith.

10.18 Non-Compete Agreement dated as of January 1,1999 between John D. Lefler and the Registrant filed herewith.

10.19 First Amendment to Loan and Security Agreement dated December 17, 1998 by and between the Registrant and Fleet Capital Corporation filed herewith.

11        Computation of earnings per share.

12        Computation of  ratios.

21 Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)

27        Financial Data Schedule.

ITEM 14 (b).           REPORTS ON FORM 8-K
------------           -------------------

     No reports on Form 8-K were filed during the fourth quarter ended October 31, 1998.


ITEM 14 (c).           EXHIBITS
------------           --------

 The response to this portion of Item 14 is submitted as a separate section of this report.

ITEM 14 (d).           FINANCIAL STATEMENT SCHEDULE
------------           ----------------------------

                                                                     Schedule II

                      GULF STATES STEEL, INC. OF ALABAMA

                       Valuation and Qualifying Accounts

                                     Balance at          Charged to         Deductions-        Balance at
                                    Beginning of         Costs and         Write-offs(a)      End of Period
Description                            Period            Expenses
----------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts:

Year ended October 31, 1998             $ 389,874      $   310,000           $ 230,534       $   930,408


Year ended October 31, 1997             1,050,000               --            (660,126)          389,874


Year ended October 31, 1996             1,509,000         (234,520)           (224,480)        1,050,000

(a)  Uncollectible accounts written off, net of recoveries.


                                     Balance at       Charged to            Deductions-        Balance at
                                    Beginning of      Costs and            Write-offs(a)      End of Period
Description                            Period          Expenses
---------------------------------------------------------------------------------------------------------------
Reserve for Environmental
 Contingencies:
Year ended October 31, 1998             $ 750,000      $ 1,296,000           $ (42,140)      $ 2,003,860

Year ended October 31, 1997               750,000          383,179            (383,179)         750,0000


Year ended October 31, 1996                    --        1,062,723            (312,723)         750,0000

                       GULF STATES STEEL, INC. OF ALABAMA
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GULF STATES STEEL, INC. OF ALABAMA
                                                (Registrant)

1/28/99                            /s/ Robert Schaal
-------                            ---------------------------------------------
Date                               Robert Schaal, Chairman and Chief Executive
                                   Officer (principal executive officer)

1/28/99                            /s/ James R. Grimm
-------                            ---------------------------------------------
Date                               James R. Grimm, Senior Vice President and CFO
                                   (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the date indicated.

1/28/99                            /s/ Steven E. Karol
-------                            ---------------------------------------------
Date                               Steven E. Karol, Chairman of the Board,
                                   Director

1/28/99                            /s/ Robert Schaal
-------                            --------------------------------------------
Date                               Robert Schaal, Director

1/28/99                            /s/ Robert W. Ackerman
-------                            --------------------------------------------
Date                               Robert W. Ackerman, Director

1/28/99                            /s/ Dale S. Okonow
-------                            --------------------------------------------
Date                               Dale S. Okonow, Director

1/28/99                            /s/ William S. Karol
-------                            --------------------------------------------
Date                               William S. Karol, Director

1/28/99                            /s/ Howard H. Stevenson
-------                            --------------------------------------------
Date                               Howard H. Stevenson, Director

1/28/99                            /s/ Robert M. Wadsworth
-------                            --------------------------------------------
Date                               Robert M. Wadsworth, Director

1/28/99                            /s/ Alexander S. McGrath
-------                            --------------------------------------------
Date                               Alexander S. McGrath, Director