Form 10-Q
period 1999-01-31
GULF STATES STEEL INC /AL/
filed 1999-03-16
CIK 945530

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Act of 1934 For the quarterly period ended January 31, 1999.

                                      OR

[_]   Transition report pursuant to Section 13 or 15 (d) of the Securities Act
      of 1934 For the transition period from             to
                                             -----------    -----------

Commission file number   33-92496
                         --------

                      GULF STATES STEEL, INC. OF ALABAMA
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

           Alabama                                              63-114 1013
           -------                                           ----------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

          174 South 26th Street
            Gadsden, Alabama                                    35904-1935
          ---------------------                                 ----------
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

     Common Stock $ .01 par value - 3,610,000 shares as of March 4, 1999

                       GULF STATES STEEL, INC. OF ALABAMA

                                     INDEX

                                                                           Page
                                                                           -----

  PART I  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements (Unaudited)

           Consolidated Statements of Operations
           For the Three Months Ended January 31, 1999 and 1998......       1

           Consolidated Balance Sheets -
           as of January 31, 1999 and October 31, 1998...............       2

           Consolidated Statements of Cash Flows -
           For the Three Months Ended January 31, 1999 and 1998......       3

           Notes to Consolidated Financial Statements (Unaudited)....     4 - 8

ITEM  2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations.............     9 - 12

PART II    OTHER INFORMATION

ITEM 6.    Exhibits & Reports on Form 8-K............................      13

PART I     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         --------------------------------


                       GULF STATES STEEL, INC. OF ALABAMA
               Consolidated Statements of Operations (Unaudited)
                  (dollars in thousands except per share data)

                                                        Three Months Ended        Three Months Ended
                                                         January 31, 1999          January 31, 1998
                                                         ----------------          ----------------
Net sales...........................................       $   74,623                $  103,317
Cost of goods sold, excluding depreciation..........           69,646                    87,503
Depreciation........................................            5,253                     5,043
Selling, general and administrative expenses........            4,668                     4,263
                                                           ----------                ----------
Operating profit (loss).............................           (4,944)                    6,508

Other (income) expense:
     Interest expense...............................            6,902                     7,041
     Interest income................................               (1)                       (2)
                                                           ----------                ----------
                                                                6,901                     7,039
                                                           ----------                ----------

Loss before income taxes............................          (11,845)                     (531)
Income tax benefit..................................               --                        --
                                                           ----------                ----------

Loss before extraordinary item......................          (11,845)                     (531)
Extraordinary charge for debt refinancing (Note 4)..               --                    (1,044)
                                                           ----------                ----------
Net loss............................................       $  (11,845)               $   (1,575)
                                                           ==========                ==========

Basic and diluted earnings per share:
     Loss before extraordinary item.................       $    (3.28)               $     (.15)
     Extraordinary charge (Note 4)..................               --                      (.29)
                                                           ----------                ----------
Net loss per share..................................       $    (3.28)               $     (.44)
                                                           ==========                ==========

Common and common equivalent shares outstanding             3,610,000                 3,610,000
                                                           ==========                ==========

See accompanying notes

                       GULF STATES STEEL, INC. OF ALABAMA
                          Consolidated Balance Sheets
                 (dollars in thousands except per share data)

                                                         (Unaudited)
                                                       January 31, 1999       October 31, 1998
                                                       ----------------       ----------------
ASSETS
Current assets:
  Cash and cash equivalents..........................     $    333                $  1,990
  Accounts receivable, less allowance for doubtful
   accounts of $975 in 1999 and $930 in 1998.........       27,101                  25,117

  Inventories........................................       65,763                  60,941
  Deferred income taxes..............................        2,949                   2,949
  Prepaids and other current assets..................        3,855                   4,080
                                                          --------                --------

     Total current assets............................      100,001                  95,077

Property, plant and equipment, net...................      200,810                 200,702
Deferred charges, less accumulated amortization of
 $4,269 in 1999 and $3,965 in 1998...................        4,818                   5,122
                                                          --------                --------

     Total assets....................................     $305,629                $300,901
                                                          ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...................................     $ 25,464                $ 29,832
  Accrued payroll and employee benefits..............        5,368                   5,264
  Accrued workers compensation.......................        2,576                   2,517
  Accrued gain sharing...............................          860                   2,425
  Accrued interest payable...........................        7,933                   1,431
  Other accrued liabilities..........................        8,646                   6,742
  Current portion of long-term debt..................          964                     964
                                                          --------                --------

     Total current liabilities.......................       51,811                  49,175

Long-term debt.......................................      243,482                 230,123
Deferred postretirement health benefits..............        5,440                   4,862
Deferred income taxes................................        2,949                   2,949

Stockholders' equity:
  Common Stock, par value $.01 per share;
   4,000,000 shares authorized, 3,610,000 shares
   issued and outstanding............................           36                      36

  Additional paid-in capital.........................       39,050                  39,050
  Notes receivable from officers.....................         (750)                   (750)
  Accumulated deficit................................      (36,389)                (24,544)
                                                          --------                --------
     Total stockholders' equity......................        1,947                  13,792
                                                          --------                --------

     Total liabilities and stockholders' equity......     $305,629                $300,901
                                                          ========                ========

See accompanying notes.

                       GULF STATES STEEL, INC. OF ALABAMA
               Consolidated Statements of Cash Flows (Unaudited)
                             (dollars in thousands)

                                                       Three Months Ended     Three Months Ended
                                                        January 31, 1999       January 31, 1998
Operating activities:
Net loss.............................................     $(11,845)               $ (1,575)
Adjustments to reconcile net loss to net cash
 Provided by operating activities:
  Depreciation.......................................        5,253                   5,043
  Amortization.......................................          374                     390
  Extraordinary item (Note 4)........................           --                     859
  Changes in operating assets and liabilities:
     Accounts receivable.............................       (1,984)                 (2,464)
     Inventories.....................................       (4,822)                   (769)
     Prepaids and other current assets...............          225                  (2,126)
     Accounts payable................................       (4,368)                 (2,962)
     Accrued payroll and employee benefits...........         (824)                 (1,136)
     Accrued interest payable........................        6,502                   6,626
     Other accrued liabilities.......................        1,904                   1,192
     Income taxes prepaid and payable................           --                      (1)
                                                          --------                --------
Net cash provided by (used in) operations............       (9,585)                  3,077
                                                          --------                --------

Investing activities:
Building and equipment purchases.....................       (5,361)                 (7,995)
                                                          --------                --------
Net cash used in investing activities................       (5,361)                 (7,995)
                                                          --------                --------

Financing activities:
Net borrowings on revolving credit facilities........       13,577                  43,216
Prepayment of prior revolving credit facility
 (Note 4)............................................           --                 (37,393)
Payments on long-term debt...........................         (288)                   (156)
Debt issuance costs..................................           --                    (424)
                                                          --------                --------
Net cash provided by financing activities............       13,289                   5,243
                                                          --------                --------

Net increase (decrease) in cash and cash equivalents.       (1,657)                    325
Cash and cash equivalents at beginning of year.......        1,990                   2,359
                                                          --------                --------
Cash and cash equivalents at end of period...........     $    333                $  2,684
                                                          ========                ========

Supplemental cash flow information:
Cash paid during the period for:
  Interest...........................................     $    400                $    787
  Income taxes.......................................           --                       1
Noncash investing and financing activities:
  Capital lease obligations..........................     $     --                $    319

See accompanying notes.

                       GULF STATES STEEL, INC. OF ALABAMA
             Notes to Consolidated Financial Statements (Unaudited)

NOTE 1--BASIS OF PRESENTATION AND LIQUIDITY

  The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Gulf States Steel, Inc. of Alabama and its wholly-owned subsidiary (the "Company") for the fiscal three month periods ended January 31, 1999 and 1998. All material intercompany accounts and transactions have been eliminated.

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period November 1, 1998 to January 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1999. For further information, refer to the consolidated financial statements of the Company and the notes thereto included in the Company's Form 10-K for the year ended October 31, 1998.

  The Company has incurred losses in the current and prior years. During the first quarter of fiscal 1999, orders, shipments and pricing for the Company's products continued to be adversely affected by, among other things, increased foreign steel imports. As a result of such increased imports and its effect on the domestic steel market, the Company anticipates that orders, shipments and pricing will continue to decrease significantly into fiscal 1999 and are expected to remain at low levels throughout much of the year. Given current market conditions, required capital expenditures and improvements and the potential realization of loss contingencies, the Company believes that it will continue to incur losses in fiscal 1999.

  Although the Company expects to benefit from improved operating performance related to its capital investments, there can be no assurance that any or all of these potential cost savings will be realized. If the Company is unable to increase sales and pricing, continue to reduce costs and implement productivity improvements and maintain its borrowing availability under the revolving credit facility, and if the level of foreign steel imports is not reduced, the Company may not be able to meet the covenant requirements of the revolving credit facility or have sufficient liquidity and capital resources to meet its projected fiscal 1999 cash requirements, including the April 15, 1999 interest payment of approximately $12.8 million due on the Company's First Mortgage Notes.

  The Company has met with holders of its First Mortgage Notes and, at the Company's request, the holders have agreed to organize a committee to engage in negotiations to include, among others, a debt restructuring, the April 15th interest payment and additional sources of liquidity and working capital. The Company's failure to successfully negotiate a restructuring of its debt would have a material adverse effect on the financial condition and liquidity of the Company.

  The Company is continuing to develop a restructuring plan to improve operating results and to increase financial flexibility. The Company has retained financial and legal advisors to assist it in reviewing financial alternatives available to the Company, including without limitation, raising additional capital and a possible debt restructuring. There can be no assurance that a restructuring is possible or that it will be successful in addressing the Company's liquidity and capital resource needs.

  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 2--INVENTORIES

Inventories are as follows:

                                        (Unaudited)
                                      January 31, 1999       October 31, 1998
                                      ----------------       ----------------
                                                (dollars in thousands)

Raw Materials and Supplies                 $12,229                $15,677

Work-in-Process                             21,950                 17,821

Finished Products                           31,584                 27,443
                                           -------                -------

Total                                      $65,763                $60,941
                                           =======                =======

The Company's inventories are valued at the lower of cost, as determined by the first-in first-out (FIFO) method, or market.


NOTE 3--CONTINGENCIES

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

  The predecessor company (the "Predecessor") settled with the Alabama Department of Environmental Management ("ADEM") during 1994 for all outstanding air and water violations, and the Company believes that its facility now operates, as a general matter, in substantial compliance with existing air emission regulations and its water discharge permit, subject, however, to the matters set forth below.

  During 1992, the U.S. Environmental Protection Agency ("EPA") asserted that a waste water ditch system on the Company's property should be remediated and "closed" under the Resource Conservation and Recovery Act ("RCRA"). As of October 31, 1994, the Predecessor had remediated a portion of the ditch. The Predecessor also agreed to a $1.1 million civil penalty, of which $300,000 was to be offset by future capital expenditures, related to this issue. As of October 31, 1996, the $800,000 penalty had been paid. Subsequently, the $300,000 of capital expenditures were not approved by the EPA, and during fiscal year 1997 the Company made an additional penalty payment of that amount plus interest. On November 26, 1997, ADEM approved the closure plan for the wastewater ditch system. The requirements of the closure plan are: (1) sediment sampling in the ditch system and (2) groundwater monitoring. Sixty-six sediment samples were taken throughout the system and analyzed in March 1998. Eleven groundwater-monitoring wells were installed and samples taken in February 1998. On September 29, 1998, closure certification was granted by ADEM releasing the Company from providing financial assurance of closure. The EPA has not yet responded to the closure certification. If clean closure cannot be achieved, the Company estimates the contingent closure costs will be $1.1 million with post-closure costs of $2.8 million ($90,000 annually for 30 years). As part of the settlement of this action, the Company is required to perform a RCRA Facility Investigation of certain solid waste management units at the site. The Company is currently preparing a workplan for this investigation.

  The Company faces an enforcement action under the Clean Water Act. The U.S. Department of Justice ("DOJ") notified the Company that it, at the request of the EPA, was prepared to take "appropriate enforcement action in federal court" against the Company for alleged violations of its water discharge permit, and invited the Company to discuss a possible settlement prior to filing suit. The Company opened discussions with the DOJ in an attempt to settle these claims. These discussions resulted in substantial agreement as to certain additional upgrades to the Company's waste water treatment system, and these upgrades have now been completed. On August 28, 1997, while negotiations were ongoing with the DOJ, a 60-day notice of intent to file a citizen suit under the Clean Water Act was sent by one Johnny Williams, a resident of Rainbow City, Alabama. Prior to expiration of the 60-day period, the DOJ filed its action under the Clean Water Act, thus precluding the citizen suit. On October 27, 1997, Mr. Williams moved to intervene in the government's action, and this intervention was allowed by the court. On April 21, 1998, a second motion to intervene was filed by L.E. McGriff and Herbert Patterson, and this motion was also allowed by the court. Despite the filing of this litigation, the Company and the DOJ continued to explore a possible settlement. As a result of these discussions, an agreement in principle was reached with the EPA and DOJ on September 1, 1998 pursuant to the terms of which the Company would pay $500,000 as a cash civil penalty and would agree to implement
$4.0 million in facility improvements as Supplemental Environmental Projects ("SEPs") which offer environmental benefits. On December 27, 1998, DOJ decided to reduce the SEP expenditures required from $4 million to $3,175,000, which was accepted by the Company, on the condition that additional minor language modifications be made in the proposed consent decree, which, if made, would result in the Company's agreement to pay an additional $400,000 as a cash penalty in 1999. On January 4, 1999, however, settlement discussions terminated because DOJ required the Company to agree to waive certain defenses to any and all future actions of any nature that the United States might initiate in the future against the Company. The Company declined to agree to this unconditional waiver. On January 8, 1999, the United States District Court for the Northern District of Alabama convened a Status Conference, at which time a Pretrial Conference was set for October 25, 1999. On January 22, 1999, the court issued a scheduling order regarding dispositive motions and discovery, which are to be completed by September 30, 1999. The Clean Water Act provides for civil penalties of up to $25,000 per day for violations occurring before January 30, 1997 and $27,500 per day for violations occurring on or after January 30, 1997. DOJ has alleged that over 4,000 potential violations of the Clean Water Act have occurred. Many of these alleged violations concern temperature and dissolved oxygen limitations, which are exceeded because of the extreme hot weather that occurs during certain months of the year in Alabama. Therefore, on December 11, 1998, the Company filed an expedited petition with the Alabama Department of Environmental Management for a modification of its NPDES permit. If granted, the Company will be in a position to be in compliance with the Clean Water Act at all times of the year. On March 3, 1999, DOJ and the Company met to discuss the Company's financial situation and the potential resumption of settlement discussions regarding this suit and other pending environmental matters.

  In addition, on February 5, 1998, Mr. Williams instituted an action in the Circuit Court of Etowah County, individually and as a representative of a putative class of downstream property owners, seeking unspecified damages and injunctive relief on a variety of theories for the alleged diminution of downstream property values and unspecified health hazards as a result of the Company's waste water discharges. The Company believes the claims of Mr. Williams are without merit, and that no class should be certified. On
March 5, 1999, the Circuit Court of Etowah County issued an order removing this matter from the active docket and placing it on the Administrative Docket.

  During negotiations with the DOJ over the Clean Water Act matter described above, the DOJ raised remediation of Black Creek as a possible issue. The EPA investigated Black Creek and performed sampling in Black Creek and Lake Gadsden. Sampling results thus far indicate levels of metals, primarily lead and zinc, in the sediment of Black Creek and in certain locations in Lake Gadsden. The levels of metals in the sediment generally increase with depth, indicating historical discharges are a greater contributor to the elevated levels. The EPA has made no determination of what remediation, if any, will be necessary, although the EPA indicated that another round of sampling would be performed to define the scope of the potential remediation. On December 23, 1998, as a result of a routine file review at the Alabama Department of Environmental Management, the Company was provided with the initial page of a "CERCLA Site Investigation Report," prepared for EPA on September 30, 1998, under the supervision of a EPA Task Monitor, together with a November 30, 1998 e-mail message from the EPA Task Monitor addressed to a member of the public. That e-mail reported that the Gulf States Steel Site Investigation Report was referred from EPA's Emergency Response and Removal Branch to the EPA Superfund Remedial Program for evaluation and potential remediation, but reported that "the time frame for this is uncertain." Since the time that core samples were taken at Lake Gadsden almost one year ago, EPA has initiated no further communications with the Company regarding this matter. The Company was informed that when the EPA's Site Investigation Report was completed, the Company would have an opportunity to discuss the findings with EPA prior to the time that EPA made any future decisions regarding this matter. Instead, the Company learned about these events through the above-referenced file review. The Company informed the EPA that its contribution, if any, to the sediment findings is divisible, and that apportioned, rather than joint and several liability, is appropriate. Additionally, the Company's relative contribution, if any, to the sediment results must be further reduced to the extent that it is the result of a federally permitted discharge. On February 19, 1999, DOJ released the report to the Company. The report discusses the presence of certain deposits in Lake Gadsden but does not address the scope or cost of any potentially required remediation of Black Creek and/or Lake Gadsden. Therefore, it is not possible to predict the cost of any remediation nor is it known whether the Company's analysis regarding its potential liability will be accepted.

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

  On January 27, 1999, the Company received an inquiry from EPA Region 4 regarding compliance with Section 165 of the Clean Air Act concerning the Company's boilers. The Company is responding to this inquiry.

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

  The Company's expenditures for environmental capital projects aggregated
$0.8 million and $0.7 million for the three months ended January 31, 1999 and 1998, respectively. As of January 31, 1999, the Company has accrued $1.9 million for unresolved environmental matters, although the relevant agencies could insist upon different and possibly more costly remedial measures than those believed by the Company to be adequate or required by existing law. The ultimate resolution of the above matters could have a material adverse effect on the Company's financial position, results of operations, and liquidity.

  The Company is also involved in litigation arising from its normal operations, including employee matters, the resolution of which is not expected to have a significant effect on the Company's financial position, results of operations or liquidity.


NOTE 4  EXTRAORDINARY ITEM

  On November 13, 1997, the Company retired its previous $70 million Revolving Credit Facility and entered into a new $80 million Credit Facility (the "New Credit Facility") which includes a $70 million revolving credit facility and a $10 million equipment financing facility. In connection with this refinancing, the Company recorded an extraordinary expense of $1.04 million, consisting of a noncash charge of $0.86 million to write-off of unamortized debt issuance costs and a prepayment penalty of $0.18 million. The income tax benefit relating to this write-off is reserved by a deferred income tax valuation allowance. Available borrowings are subject to limits based on eligible accounts receivable and inventories. The new Credit Facility has an original term of three years through November 13, 2000, at which time the agreement will automatically renew itself for one-year terms unless terminated by either party. Obligations under the new Credit Facility are secured by inventories and accounts receivable, and the Company is required to maintain a defined amount of consolidated adjusted tangible net worth at all times.


NOTE 5  EARNINGS PER SHARE

  Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In addition, the Company has outstanding common stock warrants subject to put options to purchase 190,000 shares of common stock. During periods of net losses, the warrants are antidilutive and, therefore, are not considered common stock equivalent shares. As a result, diluted earnings per share at January 31, 1999 and 1998 does not differ from basic earnings per share.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Forward-Looking Statements

  This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Such statements are based on management's current assumptions and expectations and are subject to a number of factors and uncertainties which could cause actual results or business conditions to differ materially from those anticipated in the forward-looking statements. There can be no assurance that actual results will not differ materially from those described in such statements because of various factors, including, but not limited to: the size and timing of significant orders, as well as deferral of orders, over which the Company has little control; the variation in the Company's sales cycles from customer to customer; increased competition posed by other steel producers, both domestic and foreign; changes in pricing policies by the Company and its competitors; the need to secure or build manufacturing capacity in order to meet demand for the Company's products; the Company's success in expanding its sales programs and its ability to gain increased market acceptance for its existing product lines; the continued increase of foreign steel imports at extremely low level prices; the Company's ability to raise additional capital or to restructure its existing debt in order to meet its cash flow needs and to have the funds available to implement its capital improvement projects; the gain or loss of significant customers; the ability to complete the Company's capital investment program and successfully produce its products; shortages in the availability of raw materials from the Company's suppliers; fluctuations in the price and availability of energy; the costs of environmental compliance and the impact of government regulations; the Company's relationship with its work force; the restrictive covenants and tests contained in the Company's debt instruments, which could limit the Company's operating and financial flexibility; and, general economic conditions.

Results of Operations

  Results of operations for an interim period are not necessarily indicative of results for the full year.

Three Months Ended January 31, 1999 Compared to Three Months Ended January 31, 1998

  Net Sales. Net sales decreased 27.8% to $74.6 million for the 1999 period from $103.3 million for the 1998 period. This decline is primarily the result of a 26.0% decrease in sales volume on shipments of flat rolled products to 180,913 net tons in the 1999 period compared to 244,320 net tons in the 1998 period. This decline was primarily the result of depressed market conditions resulting from the sharp increase in foreign steel imports. In addition, average selling prices decreased $16 per ton in the first quarter of fiscal 1999 to $402 per ton compared to $418 per ton in 1998. This decrease is also due primarily to unfavorable market conditions resulting from the sharp increase in foreign imports at distressed level prices.

  Cost of Goods Sold. Cost of goods sold, excluding depreciation, decreased 20.4% to $69.6 million for the 1999 period from $87.5 million for the 1998 period. This decrease is primarily due to lower production volumes in first quarter of 1999 compared to the 1998 period. As a percentage of net sales, cost of goods sold, excluding depreciation, increased to 93.3% from 84.7%. This increase is due to lower selling prices resulting from the unfavorable market conditions as well as higher average manufacturing costs resulting from lower production volumes. Average manufacturing costs for flat rolled products increased to $375 per ton in the 199 period from $351 per ton in the 1998 period. Depreciation expense increased to $5.3 million in the first quarter of fiscal 1999 compared to $5.0 million in 1998.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4.7 million, or 6.3% of sales, in the 1999 period from $4.3 million, or 4.1% of sales in the 1998 period. This increase is primarily due to additional costs incurred for financial and legal advisors in the first quarter of 1999 as compared to the 1998 period.

  Operating Profit (Loss). As a result of the changes in net sales, cost of goods sold, selling and general and administrative expenses, operating profit decreased $11.5 million from $6.5 million in 1998 to a loss of $4.9 million for the 1999 period.

  Interest Expense. Interest expense, net of interest income, decreased to $6.9 million in the 1999 period from $7.0 million during the comparable period in 1998. This increase is due to slightly higher interest expense resulting from the higher average balance of borrowings under the Company's revolving credit agreement offset by additional capitalized interest in the first quarter of 1999 as compared to 1998.

Liquidity and Capital Resources

  The Company's net cash used in operations was $9.6 million during the first three months of fiscal 1999 compared to cash provided by operations of $3.1 million for the three months ended January 31, 1998. The primary reasons for this decrease was the large decrease in earnings during the first quarter of fiscal 1999 compared to fiscal 1998 and large increases in inventories and accounts payable in first quarter 1999 compared to the same period in 1998. This increase in inventory was in anticipation of a planned maintenance procedure to the Company's blast furnace which has now been postponed. This effect was partially offset by a slight increase in prepaids and other current assets in first quarter 1999 compared to a large decrease in first quarter 1998.

  The Company's current liquidity requirements include working capital needs, cash for debt service and capital expenditures. The Company intends to finance its current operations and investing activities with existing cash balances and borrowing under the New Credit Facility (as defined). The Company makes capital expenditures for the replacement of existing plant and equipment, compliance with environmental regulations, and the upgrading and improvement of manufacturing facilities. The Company's capital expenditures for the three months ended January 31, 1999 were $5.4 million compared to $8.0 million in the three months ended January 31, 1998. For fiscal year 1999, the Company expects capital expenditures, excluding capitalized interest, to total approximately $4.5 million for environmental projects and expenditures for the replacements, upgrading and improvement of facilities and equipment to total approximately $18.9 million. Although the Company expects to benefit from improved operating performance related to its capital investments, there can be no assurance that any or all of these potential cost savings will be realized.

     On November 13, 1997, the Company retired its previous $70 million credit facility and entered into a new $80 million credit facility (the "New Credit Facility"). The New Credit Facility includes a $70 million revolving credit line and a $10 million equipment financing facility. Available borrowings are subject to limits based on eligible accounts receivable and inventories. The New Credit Facility has an original term of three years through November 13, 2000, at which time the agreement will automatically renew itself for successive one-year terms, unless terminated by either party. Obligations under the New Credit Facility are secured by inventories and accounts receivable, and the Company is required to maintain a defined amount of consolidated adjusted tangible net worth at all times. During November 1997, the Company recorded an extraordinary expense of $1.0 million in connection with the refinancing, however, $0.9 million was a non-cash transaction consisting of the write-off of prior unamortized debt issuance costs. As of January 31, 1999, approximately $53.0 million was borrowed under the New Credit Facility, and the remaining availability per the terms of the credit facility was $13.3 million. In December 1998, the Company obtained an amendment to its debt covenant which decreased the minimum consolidated adjusted tangible net worth from $(11.6) million to $(20.0) million. The Company's minimum consolidated tangible net worth at January 31, 1999, was $2.9 million.

     The Company has used borrowing under its credit facilities to cover outstanding commitments and to fund operating losses. As a result of the Company's recent financial performance and operating results, the

Company may need to seek amendments, waivers or forbearance of the terms of the New Credit Facility. There can be, however, no assurance that the Company will receive such waivers or forbearance, that the lenders will not require other changes to the terms upon which borrowings under the New Credit Facility are made or that the lenders will continue to permit borrowings thereunder. If the Company is unable to borrow under the New Credit Facility, the Company's liquidity, operations and financial condition will be materially adversely affected.

     On April 21, 1995 the Company completed the Acquisition (see the Business section of Item 1 of Form 10-K for the year ended October 31, 1998) of substantially all the assets and certain liabilities of the Gadsden, Alabama facilities of Gulf States Steel, Inc. of Alabama (Predecessor) from the Brenlin Group. In connection with this acquisition, $190 million in First Mortgage Notes were issued. The Company is required to make semi-annual cash interest payments of approximately $12.8 million ($25.7 annually). The next interest payment date under the First Mortgage Notes Indenture is April 15, 1999. Although the Company will not be required to make principal payments on the First Mortgage Notes until maturity, in the event of Excess Cash Flow, as defined by the First Mortgage Note Indenture, the Company will be required to purchase First Mortgage Notes with 50% of such Excess Cash Flow. The First Mortgage Notes are senior obligations of the Company and are secured by substantially all the assets of the Company except accounts receivable and inventories. The First Mortgage Notes impose certain limitations on the Company including restricting the ability to incur additional indebtedness, pay dividends, make certain restricted payments, create liens or sell substantially all of the Company's assets.

  At the time of the Acquisition, GSS Holdings Corp. issued certain promissory notes to Capital Resource Lenders II, L.P. as a part of a related transaction. Although the Company has no obligation with respect to the promissory notes, GSS Holdings is required to make payments thereon in accordance with the respective terms thereof, for which the source of funds is expected to be dividend distributions or loans from the Company. The promissory notes require GSS Holdings to cause the Company to pay dividends to Holdings to the maximum extent allowed under the terms of the First Mortgage Notes Indenture and applicable law until the GSS Holdings notes are repaid in full. No dividends are payable by the Company as of January 31, 1999. In addition, in connection with the Acquisition, GSS Holdings issued a promissory note to the seller for which the source of funds for repayment is also expected to be dividend distributions or loans from the Company. There have been no cash payments required or made on the seller note through January 31, 1999.

     Given current market conditions, required capital expenditures and improvements and the potential realization of loss contingencies, the Company believes that it will continue to incur losses in fiscal 1999. If the level of foreign imports is not reduced and if the Company is unable to increase sales and pricing, continue to reduce costs and implement productivity improvements and maintain its borrowing availability under the New Credit Facility, the Company may not have sufficient liquidity and capital resources to meet its projected fiscal year 1999 requirements, including the April 15, 1999 interest payment of approximately $12.8 million due on the Company's First Mortgage Notes. The Company has met with holders of its First Mortgage Notes and, at the Company's request, the holders have agreed to organize a committee to engage in negotiations to include, among others, a debt restructuring, the April 15th interest payment and additional resources of liquidity and working capital. The Company's failure to successfully negotiate a restructuring of its debt would have a material adverse effect on the financial condition and liquidity of the Company. As a result, the Company is evaluating when it will commence the bosh reline project, discussed under "Capital Investments" in Item 1, Part I of the Company's Form 10-K for the year ended October 31, 1998, and is developing a restructuring plan to improve operating results and to increase its financial flexibility. The Company hopes to raise funds under its negotiated restructuring agreement to complete the bosh reline project. The Company is unable, at this time, to determine what effect failure to obtain such financing would have on its operations.

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

     There can be no assurance that a restructuring is possible or that it will be successful in addressing the Company's liquidity and capital resource needs. The Company's failure to achieve its cost reduction initiatives or improve operating performance through capital investments could also have a material adverse effect on the financial results or liquidity of the Company in the future. In addition, external factors affect the Company's market and related transaction prices for its products as well as its cost structure for outside purchases (i.e., ore, natural gas, electricity, etc.). Unfavorable price movements for outside purchases and the impact of the Asian and eastern European economic problems, among others, could have a material adverse effect on the Company's financial results and its ability to maintain compliance with the restrictive covenants in the Company's borrowing agreements. In the event that the Company's financial results and/or borrowing availability under the New Credit Facility were so affected, the Company's liquidity and capital resources would be materially adversely effected which would also significantly limit the Company's ability to withstand competitive pressures or additional adverse economic conditions.

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

     As previously reported in the Company's Form 10-K for the fiscal year ended October 31, 1998, the Company has recognized the serious nature of its exposure under the Year 2000 Issue and has developed a modification plan that will minimize this exposure. It has budgeted approximately $8.8 million (of which $6.2 million is expected to be capitalized) for the purchase of Year 2000 compliant software and consultant support all of which is expected to be funded through operating cash flows. The primary purchased software is for an enterprise resource planning system which will provide enhanced productivity and customer service benefits in addition to mitigating potential consequences of the Year 2000 problem. Through January 31, 1999, the Company has incurred capital expenditures for software of $5.0 million and has spent another
$0.7 million for contractors to rewrite existing systems. Those activities were initiated in late 1996 for all business systems. The Company believes that the costs to rewrite existing systems, which will be expensed as incurred, are not expected to have a material effect on its results of operations.

     The Company anticipates completing the Year 2000 project by June 30, 1999, which is prior to any anticipated impact on its operating systems. A team of information systems personnel is evaluating the progress and has developed contingency plans that ensure the continued operation of the business. The Company has appointed a task force to further evaluate and develop action plans for minimizing the impact of the Year 2000 Issue on its process control systems.

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. See also the Company's statements regarding "forward-looking statements" contained in this Form 10-Q.

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

   A.    EXHIBIT:  Exhibit 27 - Financial Data Schedule

   B. No Exhibits on Form 8-K were filed by the Company during the three months ended January 31, 1999.

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


                                GULF STATES STEEL, INC. OF ALABAMA
                                ----------------------------------
                                              (registrant)


                                By:  /s/ Robert Schaal
                                    --------------------------------------------
                                    Robert Schaal
                                    Chairman & Chief Executive Officer
                                    (Principal Executive Officer)



Dated:  March 16, 1998          By:  /s/ James R. Grimm
                                    --------------------------------------------
                                    James R. Grimm
                                    Senior Vice President & CFO
                                    (Principal Financial and Accounting Officer)