Form 10-Q
period 1999-04-30
GULF STATES STEEL INC /AL/
filed 1999-06-14
CIK 945530

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                                   FORM 10-Q

(Mark One)
   X      Quarterly report pursuant to Section 13 or 15 (d) of the Securities
------    Act of 1934 for the quarterly period ended April 30, 1999.

                                       OR

------ Transition report pursuant to Section 13 or 15 (d) of the Securities Act of 1934

For the transition period from___________________to _____________________

Commission file number  33-92496
                        --------

                      GULF STATES STEEL, INC. OF ALABAMA
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

            Alabama                                    63-1141013
 -------------------------------          ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

       174 South 26th Street
         Gadsden, Alabama                                   35904-1935
----------------------------------------                  --------------
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

     Common Stock $ .01 par value - 3,610,000 shares as of  June 1, 1999

                      GULF STATES STEEL, INC. OF ALABAMA

                                     INDEX

                                                                                       Page
                                                                                       ----

PART I    FINANCIAL INFORMATION
ITEM 1.   Financial Statements (Unaudited)

          Statements of Operations -
          For the Three Months Ended April 30, 1999 and 1998; For the Six Months
          Ended April 30, 1999 and 1998.........................................       1

          Balance Sheets -
          as of April 30, 1999 and October 31, 1998.............................       2

          Statements of Cash Flows -
          For the Six Months Ended April 30, 1999 and 1998......................       3

          Notes to Financial Statements.........................................     4 - 9

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.........................    10 - 14

ITEM 3.   Defaults Upon Senior Securities.......................................       15

PART II   OTHER INFORMATION

ITEM 4.   Exhibits & Reports on Form 8-K........................................       16


PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         --------------------------------


                      GULF STATES STEEL, INC. OF ALABAMA
                     Statements of Operations (Unaudited)
                 (dollars in thousands except per share data)

                                                             Three Months Ended                     Six Months Ended
                                                                  April 30                              April 30
                                                    ------------------------------------  -------------------------------------
                                                          1999               1998                1999               1998
                                                    -----------------  -----------------  ------------------  -----------------

Net sales........................................        $   78,918         $  103,592          $  153,541         $  206,909
Costs of goods sold, excluding depreciation......            85,104             89,294             154,750            176,797
Depreciation.....................................             5,253              5,043              10,506             10,086
Profit sharing...................................                 -                  -                   -                  -
Selling, general and administrative expenses.....             5,257              4,321               9,925              8,584
                                                         ----------         ----------          ----------         ----------

Operating profit (loss)..........................           (16,696)             4,934             (21,640)            11,442

Other (income) expense:
   Interest expense..............................             7,129              7,021              14,031             14,062
   Interest income...............................                 -                 (1)                 (1)                (3)
                                                         ----------         ----------          ----------         ----------
                                                              7,129              7,020              14,030             14,059
                                                         ----------         ----------          ----------         ----------

Loss before income taxes.........................           (23,825)            (2,086)            (35,670)            (2,617)
Income tax benefit...............................                 -                  -                   -                  -
                                                         ----------         ----------          ----------         ----------

Loss before extraordinary item...................           (23,825)            (2,086)            (35,670)            (2,617)
Extraordinary charge for debt refinancing........                 -                  -                   -             (1,044)
                                                         ----------         ----------          ----------         ----------

Net loss.........................................        $  (23,825)        $   (2,086)         $  (35,670)        $   (3,661)
                                                         ==========         ==========          ==========         ==========


Basic earnings per share:
   Loss before extraordinary item................            $(6.60)             $(.57)             $(9.88)        $     (.72)
   Extraordinary charge..........................                 -                  -                   -               (.29)
                                                         ----------         ----------          ----------         ----------
Net loss per share...............................            $(6.60)             $(.57)             $(9.88)        $    (1.01)
                                                         ==========         ==========          ==========         ==========

Common and common equivalent shares
     outstanding.................................         3,610,000          3,610,000           3,610,000          3,610,000
                                                         ==========         ==========          ==========         ==========

See accompanying notes

                       GULF STATES STEEL, INC. OF ALABAMA
                                 Balance Sheets
                             (dollars in thousands)


                                                                    (Unaudited)
                                                                   April 30, 1999    October 31, 1998
                                                                   --------------    ----------------
ASSETS

Current assets:
  Cash and cash equivalents......................................       $  1,437         $  1,990
  Accounts receivable, less allowance for doubtful accounts
    of $975 in 1999 and $930 in 1998.............................         30,619           25,117
  Inventories....................................................         45,743           60,941
  Deferred income taxes..........................................          2,949            2,949
  Prepaids and other current assets..............................          1,815            4,080
                                                                        --------         --------

     Total current assets........................................         82,563           95,077

Property, plant and equipment, net...............................        198,873          200,702
Deferred charges, less accumulated amortization of $4,571 in
  1999 and $3,965 in 1998........................................          4,513            5,122
                                                                        --------         --------

     Total assets................................................       $285,949         $300,901
                                                                        ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable...............................................       $ 23,129         $ 29,832
  Accrued payroll and employee benefits..........................          8,715            5,264
  Accrued workers compensation...................................          2,624            2,517
  Accrued gainsharing............................................          1,245            2,425
  Accrued interest payable.......................................         14,378            1,431
  Other accrued liabilities......................................          5,412            6,742
  Income taxes payable...........................................              -                -
  Current portion of long-term debt..............................          1,129              964
  Long-term debt in default......................................        237,409                -
                                                                        --------         --------

     Total current liabilities...................................        294,041           49,175

Long-term debt...................................................          4,583          230,123
Deferred postretirement health benefits..........................          6,254            4,862
Deferred income taxes............................................          2,949            2,949
Common stock warrants subject to put options.....................              -                -

Stockholders' equity (deficit):
  Common Stock, par value $.01 per share; 4,000,000 shares
   authorized, 3,610,000 shares issued and outstanding as of                  36               36
   June 1, 1999
  Additional paid-in capital.....................................         39,050           39,050
  Notes receivable from officers.................................           (750)            (750)
  Accumulated deficit............................................        (60,214)         (24,544)
                                                                        --------         --------
     Total stockholders' equity (deficit)........................        (21,878)          13,792
                                                                        --------         --------

     Total liabilities and stockholders' equity (deficit)........       $285,949         $300,901
                                                                        ========         ========

See accompanying notes.

                      GULF STATES STEEL, INC. OF ALABAMA
                     Statements of Cash Flows (Unaudited)
                            (dollars in thousands)


                                                                           Six Months Ended  Six Months Ended
                                                                            April 30, 1999    April 30, 1998
                                                                            --------------    --------------
Operating activities:
Net loss.............................................................         $(35,670)            $(3,661)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
  Depreciation, including amounts capitalized in inventory...........           10,506               10,086
  Amortization.......................................................              747                  779
  Deferred income taxes..............................................                -                    -
  Write off of debt issuance cost....................................                -                  859
  Write down of inventories..........................................            1,081                    -
  Changes in operating assets and liabilities:
     Accounts receivable.............................................           (5,502)                (446)
     Inventories.....................................................           14,117               (7,649)
     Prepaids and other current assets...............................            2,265                5,454
     Accounts payable................................................           (6,703)                 766
     Accrued payroll and employee benefits...........................            3,770                1,669
     Accrued interest payable........................................           12,947                  201
     Other accrued liabilities.......................................           (1,330)               2,403
     Income taxes prepaid and payable................................
     Proceeds from trade notes payable...............................            2,908                    -
                                                                              --------             --------
Net cash provided (used) by operating activities.....................             (864)               8,928
                                                                              --------             --------

Investing activities:
Building and equipment purchases.....................................           (8,677)             (13,167)
                                                                              --------             --------
Net cash used in investing activities................................           (8,677)             (13,167)
                                                                              --------             --------

Financing activities:
Net borrowings (payments) on revolving credit facilities.............            9,102               43,459
Prepayment of prior revolving credit facility........................                -              (37,393)
Payments on long-term debt...........................................              (31)                (315)
Reduction of capitalized lease obligations...........................              (83)                 (55)
Debt issuance costs..................................................                -                 (424)
                                                                              --------             --------
Net cash provided by financing activities............................            8,988                5,272
                                                                              --------             --------

Net increase (decrease) in cash and cash equivalents.................             (553)               1,033
Cash and cash equivalents at beginning of year.......................            1,990                2,359
                                                                              --------             --------
Cash and cash equivalents at end of period...........................         $  1,437             $  3,392
                                                                              ========             ========

Supplemental cash flow information:
Cash paid during the year for:
  Interest...........................................................         $  1,084             $ 14,772
  Income taxes.......................................................                -                    1
Noncash investing and financing activities:
  Capital lease obligations..........................................         $      -             $    333

See accompanying notes.

                      GULF STATES STEEL, INC. OF ALABAMA
                   Notes to Financial Statements (Unaudited)
                                April 30, 1999


NOTE 1 - BASIS OF PRESENTATION AND LIQUIDITY

  The accompanying financial statements present the financial position, results of operations and cash flows of Gulf States Steel, Inc. of Alabama (the "Company") for the fiscal six month periods ended April 30, 1999 and 1998.

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article X of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period November 1, 1998 to April 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1999. For further information, refer to the consolidated financial statements of the Company and the notes thereto included in the Company's Form 10-K for the year ended October 31, 1998.

  The Company has incurred losses in the current and prior years. During the second quarter of fiscal 1999, orders, shipments and pricing for the Company's products continued to be adversely affected by, among other things, increased foreign steel imports. As a result of such increased imports and their effect on the domestic steel market, the Company has noted that orders, shipments and pricing have decreased significantly in fiscal 1999 and are expected to remain at low levels throughout much of the year. Given current market conditions, the level of debt and associated interest expense, required capital expenditures and improvements and the potential realization of loss contingencies, the Company believes that it will continue to incur losses in fiscal 1999.

  If the Company is unable to increase sales and pricing, continue to reduce costs and implement productivity improvements, maintain its borrowing availability under the revolving credit facility, obtain additional financing, and if the level of foreign steel imports is not reduced, the Company may not have sufficient liquidity and capital resources to meet its projected fiscal 1999 cash requirements. The Company has retained financial and legal advisors to assist it in reviewing financial restructuring alternatives, including without limitation, obtaining additional financing. There can be no assurance that a restructuring is possible or that it will be successful in addressing the Company's liquidity and capital resources needs.

  During the period, the Company was unable to make its April 15, 1999 interest payment of $12.8 million due on the Company's 13 1/2% Series B First Mortgage Notes due 2003 (the "First Mortgage Notes"). The Company was also unable to cure that default by May 15, 1999, which date represented the expiration of the 30-day cure period from the original interest payment due date. The Company is in default on its revolving credit facility failing the cross-default covenant as a result of the default on the First Mortgage Notes and the tangible net worth covenant contained in that agreement. Approximately $188.9 million in First Mortgage Notes and approximately $48.5 million of borrowing outstanding under the revolving credit facility, previously classified as Long-Term Debt, has been classified as Current Portion of Long-Term Debt. An additional $4.6 million remains in Long-Term Debt representing obligations on equipment loans, leases, and vendors notes. The Company continues its confidential discussions with a representative committee of holders of the First Mortgage Notes (the "Noteholders") covering the full range of financial restructuring alternatives and to obtain the committee's consent to arrange additional borrowing. The committee has indicated to the Company that it has no present intention of accelerating the First Mortgage Notes. Fleet Capital Corporation and Congress Financial Corporation, the lenders under the revolving credit facility, have continued to advance funds under the facility despite the defaults, although they have expressed an intention to reduce the inventory-borrowing base. There can be no assurance that the Noteholders or the lenders will not accelerate the First Mortgage Notes or the borrowing under the revolving credit facility, as the case may be. The Company's failure to successfully negotiate a restructuring of its debt would have a material adverse effect on the financial condition and liquidity of the Company.

  Debt which remains classified as Long-Term Debt (including $1.3 million classified as current portion) consist of $2.8 of capitalized lease obligations and $2.9 million in trades notes payable. The trade notes payable were issued during the six months ended April 30, 1999 to satisfy trade accounts payable. Interest payments are made quarterly, with the interest rates of 8.7%. Principal payments are to be quarterly in eight installments beginning May 31, 2000.

  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


NOTE 2 - INVENTORIES

Inventories are as follows:

                                             (Unaudited)
                                            April 30, 1999        October 31, 1998
                                      ----------------------------------------------
                                                   (dollars in thousands)

Raw Materials and Supplies                     $ 9,346                $15,677

Work-in-Process                                  9,876                 17,821

Finished Products                               26,521                 27,443
                                               -------                -------

Total                                          $45,743                $60,941
                                               =======                =======


  The Company's inventories are valued at the lower of cost, as determined by the first-in first-out (FIFO) method, or market. Cost of Sales in the current period includes an inventory write-down of approximately $1.1 million resulting from lower realizable values of certain steel products as a result of depressed market conditions.


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

  During 1992, the U.S. Environmental Protection Agency ("EPA") asserted that a wastewater ditch system on the Company's property should be remediated and "closed" under the Resource Conservation and Recovery Act ("RCRA"). As of October 31, 1994, the Predecessor had remediated a portion of the ditch. The Predecessor also agreed to a $1.1 million civil penalty, of which $300,000 was to be offset by future capital expenditures, related to this issue. As of October 31, 1996, the $800,000 penalty had been paid. Subsequently, the $300,000 of capital expenditures was not approved by the EPA, and during fiscal year 1997 the Company made an additional penalty payment of that amount plus interest. On November 26, 1997, ADEM approved the closure plan for the wastewater ditch system. The requirements of the closure plan are: (1) sediment sampling in the ditch system and (2) groundwater monitoring. Sixty-six sediment samples were taken throughout the system and analyzed in March 1998. Eleven groundwater-monitoring wells were installed and samples were taken in February 1998. On September 29, 1998, closure certification was granted by ADEM releasing the Company from providing financial assurance of closure. The EPA has not yet responded to the closure certification. If clean closure cannot be achieved, the Company estimates the contingent closure costs will be $1.1 million with post-closure costs of $2.8 million ($90,000 annually for 30 years). As part of the settlement of this action, the Company is required to perform a RCRA Facility Investigation of certain solid waste management units at the site. The Company submitted a workplan for this investigation to EPA on May 26, 1999 and is waiting for the agency comments. The RCRA facility assessment conducted by EPA identified a total of 41 solid waste management units (SWMUs) and 6 areas of concern (AOCs) at the Gadsden facility. Of the 41 SWMUs, two are recommended for confirmatory sampling (CS). Of the 6 AOCs, two are recommended for CS. All the other SWMUs or AOCs are recommended for no further action (NFA) or are recommended for action under other regulatory programs.

  The Company faces an enforcement action under the Clean Water Act. The U.S. Department of Justice ("DOJ") notified the Company that it, at the request of the EPA, was prepared to take "appropriate enforcement action in federal court" against the Company for alleged violations of its water discharge permit, and invited the Company to discuss a possible settlement prior to filing suit. The Company opened discussions with the DOJ in an attempt to settle these claims. These discussions resulted in substantial agreement as to certain additional upgrades to the Company's wastewater treatment system, and these upgrades have now been completed. On August 28, 1997, while negotiations were ongoing with the DOJ, a 60-day notice of intent to file a citizen suit under the Clean Water Act was sent by one Johnny Williams, a resident of Rainbow City, Alabama. Prior to expiration of the 60-day period, the DOJ filed its action under the Clean Water Act, thus precluding the citizen suit. On October 27, 1997, Mr. Williams moved to intervene in the government's action, and this intervention was allowed by the court. On April 21, 1998, a second motion to intervene was filed by L.E. McGriff and Herbert Patterson, and this motion was also allowed by the court. Despite the filing of this litigation, the Company and the DOJ continued to explore a possible settlement. As a result of these discussions, an agreement in principle was reached with the EPA and DOJ on September 1, 1998 pursuant to the terms of which the Company would pay $500,000 as a cash civil penalty and would agree to implement $4.0 million in facility improvements as Supplemental Environmental Projects ("SEPs") which offer environmental benefits. On December 27, 1998, DOJ decided to reduce the SEP expenditures required from $4 million to $3,175,000, which was accepted by the Company, on the condition that additional minor language modifications be made in the proposed consent decree. On January 4, 1999, however, settlement discussions terminated because DOJ required the Company to agree to waive certain defenses to any and all future actions of any nature that the United States might initiate in the future against the Company. The Company declined to agree to this unconditional waiver. On January 8, 1999, the United States District Court for the Northern District of Alabama ("district court") convened a Status Conference, at which time a Pretrial Conference was set for October 25, 1999. On January 22, 1999, the district court issued a scheduling order regarding dispositive motions and discovery, which are to be completed by September 30, 1999. The Clean Water Act provides for civil penalties of up to $25,000 per day for violations occurring before January 30, 1997 and $27,500 per day for violations occurring on or after January 30, 1997. DOJ has alleged that over 4,000 potential violations of the Clean Water Act have occurred. On June 8, 1999, the district court issued an order granting DOJ's motion for a partial summary judgement holding the Company liable for 1,000 violations of its NPDES permit from May 1, 1995 to September 1998 comprising 4,290 days of violation. The Company intends to file a motion to certify this order for an interlocutory appeal to the U. S. Court of Appeals for the Eleventh Circuit before the district court considers the imposition of potential civil penalties. In the event the Company's appeal is not granted at that time, the district court's opinion provides that "the amount of the penalty for violations of the effluent limitations on outfalls along the Company's internal waste streams might be subject to mitigation, given that those outfalls do not discharge directly into waters of the United States." It is the Company's belief that if that is true, such discharges are not regulated by the Clean Water Act and therefore the Company has no liability for those discharges as a matter of law. In the event a civil penalty is imposed, the Clean Water Act requires the district court to consider the seriousness of the violations, the economic benefits (if any) resulting from the violations, any good faith efforts to comply with the applicable requirements, the economic impact of the penalty on the Company, and such other matters as justice may require in determining the amount of the penalty. On December 11, 1998, the Company filed an expedited petition with the Alabama Department of Environmental Management for a modification of its NPDES permit. If granted, the Company will be in a position to be in compliance with the Clean Water Act at all times of the year.

  In addition, on February 5, 1998, Mr. Williams instituted an action in the Circuit Court of Etowah County, individually and as a representative of a putative class of downstream property owners, seeking unspecified damages and injunctive relief on a variety of theories for the alleged diminution of downstream property values and unspecified health hazards as a result of the Company's wastewater discharges. The Company believes the claims of Mr. Williams are without merit, and that no class should be certified. On motion of the Company, this action has been stayed pending possible resolution of the Clean Water Act enforcement action.

  During negotiations with the DOJ over the Clean Water Act matter described above, the DOJ raised remediation of Black Creek as a possible issue. The EPA investigated Black Creek and performed sampling in Black Creek and Lake Gadsden. Sampling results thus far indicate levels of metals, primarily lead and zinc, in the sediment of Black Creek and in certain locations in Lake Gadsden. The levels of metals in the sediment generally increase with depth, indicating historical discharges are a greater contributor to the elevated levels. The EPA has made no determination of what remediation, if any, will be necessary, although the EPA indicated that another round of sampling would be performed to define the scope of the potential remediation. On December 23, 1998, as a result of a routine file review at the Alabama Department of Environmental Management, the Company was provided with the initial page of a "Comprehensive Environmental Response Compensation Liability Act Site Investigation Report," ("CERCLA") prepared for EPA on September 30, 1998, under the supervision of a EPA Task Monitor, together with a November 30, 1998 e-mail message from the EPA Task Monitor addressed to a member of the public. That e-mail reported that the Gulf States Steel Site Investigation Report was referred from EPA's Emergency Response and Removal Branch to the EPA Superfund Remedial Program for evaluation and potential remediation, but reported that "the time frame for this is uncertain." Since the time that core samples were taken at Lake Gadsden almost one year ago, EPA has initiated no further communications with the Company regarding this matter. The Company was informed that when the EPA's Site Investigation Report was completed, the Company would have an opportunity to discuss the findings with EPA prior to the time that EPA made any future decisions regarding this matter. Instead, the Company learned about these events through the above-referenced file review. The Company informed the EPA that its contribution, if any, to the sediment findings is divisible, and that apportioned, rather than joint and several liability, is appropriate. Additionally, the Company's relative contribution if any, to the sediment results must be further reduced to the extent that it is the result of a federally permitted discharge. The combined effect of the Company's analysis is that any potential liability that is assignable to it is so small as to be de minimis. Given current information, it is not possible to predict the scope or cost of any potentially required remediation of Black Creek and/or Lake Gadsden, nor is it known whether the Company's analysis regarding its potential liability will be accepted. The Company continues to request further information about EPA's intentions regarding this issue.

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

  The solid waste permit for the on-site landfill at the facility expired on December 31, 1988. On April 1, 1999, ADEM issued the renewed solid waste permit to the Company.

  On April 1, 1999, the Company was identified by the Environmental Protection Division of the State of Georgia Department of Natural Resources ("EPD") as one of the parties responsible for the SoGreen Barren Area Site in Tifton, Georgia. Previously, the Company had responded to EPD that it had no records of any materials being shipped to the site, and that a review of EPD documents revealed that the Company was incorrectly identified as a "successor" to Republic Steel Corporation. EPD nevertheless issued an Administrative Order to the Company. The Company declined to participate in the Order, and EPD now may seek cost recovery and punitive damages for expenses it incurs to complete the corrective action at the site. No appeal was available from the Administrative Order; however, the Company may petition for a hearing in the event EPD seeks to recover costs, enforce the Administrative Order, or recover a penalty. It is unknown at this time whether EPD will take any of these actions. Should EPD take any such action, the Company will petition for a review, as it believes it has valid defenses as it is not a successor to Republic Steel Corporation.

  The Company's expenditures for environmental capital projects aggregated $1.3 million and $1.8 million for the six months ended April 30, 1999 and 1998, respectively. As of April 30, 1999, the Company has accrued $2.0 million for unresolved environmental matters. Though the Company believes that it has adequately reserved for the cost of all known environmental conditions in accordance with generally accepted accounting principles, the relevant agencies could insist upon different and possibly more costly remedial measures than those believed by the Company to be adequate or required by existing law. The ultimate resolution of the above matters may have a material adverse effect on the Company's financial position, results of operations, and liquidity.

  The Company is also involved in litigation arising from its normal operations, including employee matters, the resolution of which is not expected to have a significant effect on the Company's financial position, results of operations or liquidity.

NOTE 4 - EXTRAORDINARY ITEM

  On November 13, 1997, the Company retired its previous $70 million revolving credit facility and entered into a new $80 million credit facility (the "New Credit Facility") which includes a $70 million revolving credit facility and a $10 million equipment financing facility. In connection with this refinancing, the Company recorded an extraordinary expense of $1.04 million, consisting of a noncash charge of $0.86 million to write-off unamortized debt issuance costs and a prepayment penalty of $0.18 million. The income tax benefit relating to this write-off is reserved by a deferred income tax valuation allowance. Available borrowings are subject to limits based on eligible account receivable and inventories. The New Credit Facility has an original term of three years through November 13, 2000, at which time the agreement will automatically renew itself for one-year terms unless terminated by either party. Obligations under the New Credit Facility are secured by inventories and accounts receivable, and the Company is required to maintain a defined amount of adjusted tangible net worth at all times. As described in Note 1, the Company is not in compliance with the tangible net worth requirements.

NOTE 5  EARNINGS PER SHARE

  Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In addition, the Company has outstanding common stock warrants subject to put options to purchase 190,000 shares of common stock. During periods of net losses, the warrants are antidilutive and, therefore, are not considered common stock equivalent shares. As a result, diluted earnings per share at April 30, 1999 and 1998 does not differ from basic earnings per share.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Forward-Looking Statements

  This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Such statements are based on management's current assumptions and expectations and are subject to a number of factors and uncertainties which could cause actual results or business conditions to differ materially from those anticipated in the forward-looking statements. There can be no assurance that actual results will not differ materially from those described in such statements because of various factors, including, but not limited to: the size and timing of significant orders, as well as deferral of orders, over which the Company has little control; the variation in the Company's sales cycles from customer to customer; increased competition posed by other steel producers, both domestic and foreign; changes in pricing policies by the Company and its competitors; the need to secure or build manufacturing capacity in order to meet demand for the Company's products; the Company's success in expanding its sales programs and its ability to gain increased market acceptance for its existing product lines; the continued increase of foreign steel imports at extremely low level prices; the ability to negotiate a restructuring of its existing debt, the Company's ability to raise additional capital or to restructure its existing debt in order to meet its cash flow needs and to have the funds available to implement its capital improvement projects; the gain or loss of significant customers; the ability to complete the Company's capital investment program and successfully produce its products; shortages in the availability of raw materials from the Company's suppliers; fluctuations in the price and availability of energy; the costs of environmental compliance and the impact of government regulations; the Company's relationship with its work force; the restrictive covenants and tests contained in the Company's debt instruments, which could limit the Company's operating and financial flexibility; and, general economic conditions.


Results of Operations

  Results of operations for an interim period are not necessarily indicative of results for the full year.


Three Months Ended April 30, 1999 Compared to Three Months Ended April 30, 1998

  Net Sales. Net sales decreased 23.8% to $78.9 million for the 1999 period from $103.6 million for the 1998 period. This decline is primarily the result of a 12.3% decrease in sales volume on shipments of flat rolled products to 208,579 net tons in the 1999 period compared to 237,698 net tons in the 1998 period. This decline was primarily the result of depressed market conditions resulting from the sharp increase in foreign steel imports. In addition, average selling prices decreased $62 per ton in the second quarter of fiscal 1999 to $368 per ton compared to $430 per ton in 1998. This decrease is also due primarily to unfavorable market conditions resulting from the sharp increase in foreign imports at distressed level prices.

  Cost of Goods Sold. Cost of goods sold, excluding depreciation, decreased 4.7% to $85.1 million for the 1999 period from $89.2 million for the 1998 period. This decrease is primarily due to lower production volumes in the second quarter of 1999 compared to the 1998 period. As a percentage of net sales, cost of goods sold, excluding depreciation, increased to 107.7% from 86.2%. This increase is due to lower selling prices per ton resulting from the unfavorable market conditions as well as higher average manufacturing costs per ton resulting from lower production volumes. In addition, costs of goods sold in the current period includes an inventory write down of approximately $1.1 million. Average manufacturing costs for flat rolled products increased to $397 per ton in the 1999 period from $368 per ton in the 1998 period. Depreciation expense increased to $5.3 million in the second quarter of fiscal 1999 compared to $5.0 million in 1998.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $5.3 million, or 6.7% of sales, in the 1999 period from $4.3 million, or 4.2% of sales in the 1998 period. This increase is primarily due to additional costs incurred for financial and legal advisors to assist in reviewing financial alternatives to the Company in the second three months of 1999 as compared to the 1998 period.

  Operating Profit (Loss). As a result of the changes in net sales, cost of goods sold, selling and general and administrative expenses, operating profit decreased $20.5 million from $4.9 million in 1998 to a loss of $(16.7) million for the 1999 period.

  Interest Expense. Interest expense, net of interest income, increased to $7.1 million in the 1999 period from $7.0 million during the comparable period in 1998. This increase is due to a slightly higher average balance of borrowings under the Company's revolving credit agreement offset by additional capitalized interest in the second quarter of 1999 as compared to 1998.


Six Months Ended April 30, 1999 Compared to Six Months Ended April 30, 1998

  Net Sales. Net sales decreased 25.8% to $153.5 million for the 1999 period from $206.9 million for the 1998 period. This decline is primarily the result of a 19.2% decrease in sales volume on shipments of flat rolled products to 389,492 net tons in the 1999 period compared to 482,017 net tons in the 1998 period. This decline was primarily the result of depressed market conditions resulting from the sharp increase in foreign steel imports. In addition, average selling prices decreased $41 per ton in the first six months of fiscal 1999 to $384 per ton compared to $425 per ton in 1998. This decrease is also due primarily to unfavorable market conditions resulting from the sharp increase in foreign imports at distressed level prices.

  Cost of Goods Sold. Cost of goods sold, excluding depreciation, decreased 12.5% to $154.8 million for the 1999 period from $176.8 million for the 1998 period. This decrease is primarily due to lower production volumes in the first six months of 1999 compared to the 1998 period. As a percentage of net sales, cost of goods sold, excluding depreciation, increased to 100.8% from 85.4%. This increase is due to lower selling prices per ton resulting from the unfavorable market conditions as well as higher average manufacturing costs per ton resulting from lower production volumes. In addition, costs of goods sold in the current period includes an inventory write down of approximatley $1.1 million. Average manufacturing costs for flat rolled products increased to $386 per ton in the 1999 period from $360 per ton in the 1998 period. Depreciation expense increased to $10.5 million in the first six months of fiscal 1999 compared to $10.1 million in 1998.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $9.9 million, or 6.5% of sales, in the 1999 period from $8.6 million, or 4.1% of sales in the 1998 period. This increase is primarily due to additional costs incurred for financial and legal advisors in the first six months of 1999 as compared to the 1998 period.

  Operating Profit (Loss). As a result of the changes in net sales, cost of goods sold, selling and general and administrative expenses, operating profit decreased $32.0 million from $11.4 million in 1998 to a loss of $(21.6) million for the 1999 period.

  Interest Expense. Interest expense, net of interest income, remained comparably the same at $14.0 million in the 1999 period to $14.1 million during the comparable period in 1998. A slightly higher interest expense resulting from the higher average balance of borrowings under the Company's revolving credit agreement was offset by additional capitalized interest in the first six months of 1999 as compared to 1998.

Liquidity and Capital Resources


  The Company's net cash used in operations was $0.9 million during the first six months of fiscal 1999 compared to cash provided by operations of $8.9 million for the six months ended April 30, 1998. The primary reasons for this decrease was the decrease in earnings during the first six months of fiscal 1999 compared to fiscal 1998 and decrease in accounts payable offset by decreased inventory and an increase in interest payable.

  The Company's current liquidity requirements include working capital needs, cash for debt service and capital expenditures. The Company intends to finance its current operations and investing activities with existing cash balances and borrowing under the New Credit Facility (as defined) and funds from new financing sources. The Company makes capital expenditures for the replacement of existing plant and equipment, compliance with environmental regulations, and the upgrading and improvement of manufacturing facilities. The Company's capital expenditures for the six months ended April 30, 1999 were $8.7 million compared to $13.2 million in the six months ended April 30, 1998. For fiscal year 1999, the Company expects capital expenditures, excluding capitalized interest, to total approximately $4.0 million for environmental projects and expenditures for the replacements, upgrading and improvement of facilities and equipment to total approximately $11.0 million. Although the Company expects to benefit from improved operating performance related to its capital investments, there can be no assurance that any or all of these potential cost savings will be realized.

  During the period, the Company was unable to make its April 15, 1999, interest payment of $ 12.8 million due on the First Mortgage Notes. The Company was also unable to cure that default by May 15, 1999, which date represented the expiration of the 30-day cure period from the original interest payment due date. The Company continues its confidential discussions with a representative committee of Noteholders covering the full range of financial restructuring alternatives and to obtain the committee's consent to arrange additional borrowing. The committee has indicated to the Company that it has no present intention of accelerating the First Mortgage Notes. There can be, however, no assurance that the Noteholders will not accelerate the First Mortgage Notes. If the First Mortgage Notes are accelerated, such an event will have a material effect on the Company.

  The Company is also in default on its New Credit Facility as defined below, failing both the tangible net worth and cross-default covenants contained in that agreement. Fleet Capital Corporation and Congress Financial Corporation, lenders under the New Credit Facility, have continued to advance funds under the facility despite the defaults, although they have expressed an intention to reduce the inventory borrowing base. There can be no assurance that the lenders will continue to permit borrowing thereunder. If the Company is unable to borrow under the New Credit Facility and obtain additional financing sources, the Company's liquidity, operations and financial condition will be materially adversely affected.

  Given current market conditions, the levels of debt and associated interest expense, required capital expenditures and improvements and the potential realization of loss contingencies, the Company believes that it will continue to incur losses in fiscal 1999. If the level of foreign imports is not reduced and if the Company is unable to increase sales and pricing, continue to reduce costs, implement productivity improvements, maintain its borrowing availability under the New Credit Facility and obtain additional financing sources, the Company may not have sufficient liquidity and capital resources to meet its projected fiscal year 1999 requirements. The Company's failure to successfully negotiate a financial restructuring would have a material adverse effect on the financial condition and liquidity of the Company. As a result, the Company has been evaluating when it will commence the bosh reline project, discussed under "Capital Investments" in Item 1, Part I of the Company's Form 10-K for the year ended October 31, 1998, and is developing a restructuring plan to improve operating results and to increase its financial flexibility. The evaluation has determined that certain refractories maintenance techniques may allow the project to be deferred for at least one more year. This estimate could be affected by unseen deterioration of the bosh lining. The Company's business interruption insurance with respect to the blast furnace is limited and subject to the Company meeting certain requirements. There can be no assurance that the Company can meet such requirements. A failure of the blast furnace and the Company's inability to satisfy the insurance requirements would have a material adverse effect on the Company. The Company is unable, at this time, to determine what effect failure to obtain such financing would have on its operations.

  The Company has retained financial and legal advisors to assist it in reviewing financial alternatives available to the Company, including without limitation, raising additional capital and a possible financial restructuring.

  The Company has held discussions with certain of its trade creditors including several raw material, supply, and service contractors, some of whom have received interest bearing notes in the amount of $2.9 million and others who have extended additional payment terms with respect to outstanding accounts payable balances. These trade creditors are continuing to supply the Company.

     There can be no assurance that a restructuring or obtaining additional financing are possible or that such action will be successful in addressing the Company's liquidity and capital resource needs. The Company's failure to achieve its cost reduction initiatives or improve operating performance through capital investments could also have a material adverse effect on the financial results or liquidity of the Company in the future. In addition, external factors affect the Company's market and related transaction prices for its products as well as its cost structure for outside purchases (i.e., ore, natural gas, electricity, etc.). Unfavorable price movements for outside purchases and the impact of the Asian and eastern European economic problems, among others, could have a material adverse effect on the Company's financial results and liquidity. If the First Mortgage Notes are accelerated, or borrowing availability under the New Credit Facility is terminated or reduced, or the Company's financial results continue to decline, the Company's liquidity and capital resources would be materially adversely effected which would also significantly limit the Company's ability to withstand competitive pressures or additional adverse economic conditions.

  On November 13, 1997, the Company retired its previous $70 million credit facility and entered into a new $80 million credit facility (the "New Credit Facility"). The New Credit Facility includes a $70 million revolving credit line and a $10 million equipment financing facility. The Company has used borrowing under its credit facilities to cover outstanding commitments and to fund operating losses as discussed below. Available borrowings are subject to limits based on eligible accounts receivable and inventories. The New Credit Facility has an original term of three years through November 13, 2000, at which time the agreement will automatically renew itself for successive one-year terms, unless terminated by either party. Obligations under the New Credit Facility are secured by inventories and accounts receivable, and the Company is required to maintain a defined amount of consolidated adjusted tangible net worth at all times. During November 1997, the Company recorded an extraordinary expense of $1.0 million in connection with the refinancing, however, $0.9 million was a non-cash transaction consisting of the write-off of prior unamortized debt issuance costs. As of April 30, 1999, approximately $48.5 million was borrowed under the New Credit Facility, and the remaining availability per the terms of the new credit facility was $4.7 million. In December 1998, the Company obtained an amendment to its debt covenant which decreased the minimum adjusted tangible net worth from $(11.6) million to $(20.0) million. The Company's adjusted tangible net worth at April 30, 1999, was $(26.4) million and it is in default of the agreement.

  On April 21, 1995 the Company completed the Acquisition (see the Business section of Item 1 of Form 10-K for the year ended October 31, 1998) of substantially all the assets and the assumption of certain liabilities of the Gadsden, Alabama facilities of Gulf States Steel, Inc. of Alabama (Predecessor) from the Brenlin Group. In connection with the Acquisition, $190 million in First Mortgage Notes were issued. The Company is required to make semi-annual cash interest payments of approximately $12.8 million ($25.7 annually). Although the Company will not be required to make principal payments on the First Mortgage Notes until maturity, in the event of Excess Cash Flow, as defined by the First Mortgage Note Indenture, the Company will be required to purchase First Mortgage Notes with 50% of such Excess Cash Flow. The First Mortgage Notes are senior obligations of the Company and are secured by substantially all the assets of the Company except accounts receivable and inventories. The First Mortgage Notes impose certain limitations on the Company including restricting the ability to incur additional indebtedness, pay dividends, make certain restricted payments, create liens or sell substantially all of the Company's assets.

  At the time of the Acquisition, GSS Holdings Corp. issued certain promissory notes to Capital Resource Lenders II, L.P. as a part of a related transaction. Although the Company has no obligation with respect to the promissory notes, GSS Holdings is required to make payments thereon in accordance with the respective terms thereof, for which the source of funds is expected to be dividend distributions or loans from the Company. The promissory notes require GSS Holdings to cause the Company to pay dividends to Holdings to the maximum extent allowed under the terms of the First Mortgage Notes Indenture and applicable law until the GSS Holdings notes are repaid in full. No dividends are payable by the Company as of April 30, 1999. In addition, in connection with the Acquisition, GSS Holdings issued a promissory note to the seller for which the source of funds for repayment is also expected to be dividend distributions or loans from the Company. There have been no cash payments required or made on the seller note through April 30, 1999.

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

  As previously reported in the Company's Form 10-K for the fiscal year ended October 31, 1998, the Company has recognized the serious nature of its exposure under the Year 2000 Issue and has developed a modification plan that will minimize this exposure. It has budgeted approximately $11.7 million (of which $9.1 million is expected to be capitalized) for the purchase of Year 2000 compliant software and consultant support all of which is expected to be funded through operating cash flows and borrowing on its Revolving Credit Facility.
The primary purchased software is for an enterprise resource planning system which will provide enhanced productivity and customer service benefits in addition to mitigating potential consequences of the Year 2000 problem. Through April 30, 1999, the Company has incurred expenditures for software and consultant support of $11.4 million and has spent another $1.1 million for contractors to rewrite existing systems. Those activities were initiated in late 1996 for all business systems. The Company believes that the costs to rewrite existing systems, which will be expensed as incurred, are not expected to have a material effect on its results of operations.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

  The Company was unable to make the semi-annual cash interest payment of $12.8 million due April 15, 1999 on the First Mortgage Notes. The Company was also unable to cure that default by May 15, 1999, which date represented the expiration of the 30-day cure period from the original interest payment date.

  The default under the First Mortgage Note Indenture resulted in a cross-default under the New Credit Facility. In addition, as of April 30, 1999, the Company is in default of the minimum tangible net worth covenant under the New Credit Facility.

PART II  OTHER INFORMATION


ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

  (a)    EXHIBIT:  Exhibit (27) - Financial Data Schedule

  (b)    (1)  Form 8-K was filed on April 19, 1999

         (2)  Form 8-K was filed on May 28, 1999

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


                                GULF STATES STEEL, INC. OF ALABAMA
                                ----------------------------------
                                          (registrant)


                                By: /s/ Robert Schaal
                                   ---------------------------------------------
                                   Robert Schaal
                                   Chairman & Chief Executive Officer
                                   (Principal Executive Officer)



Dated:   June 14, 1999          By: /s/ James R. Grimm
                                   ---------------------------------------------
                                   James R. Grimm
                                   Senior Vice President & CFO
                                   (Principal Financial and Accounting Officer)