Form 10-Q/A
period 1999-04-30
GULF STATES STEEL INC /AL/
filed 1999-06-21
CIK 945530

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                                  FORM 10-Q/A

(Mark One)
    X   Quarterly report pursuant to Section 13 or 15 (d) of the Securities
  -----
Act of 1934 for the quarterly period ended April 30, 1999.
                                       OR
     Transition report pursuant to Section 13 or 15 (d) of the Securities Act of 1934
For the transition period from             to
                              -------------  -------------
Commission file number  33-92496
                        --------

                      GULF STATES STEEL, INC. OF ALABAMA
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

          Alabama                                           63-1141013
          -------                                           ----------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


       174 South 26th Street
         Gadsden, Alabama                                   35904-1935
         ----------------                                   ----------
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

         Statements of Operations
         For the Three Months Ended April 30, 1999 and 1998;
         For the Six Months Ended April 30, 1999 and 1998................. 1

         Balance Sheets -
         as of April 30, 1999 and October 31, 1998........................ 2

         Statements of Cash Flows -
         For the Six Months Ended April 30, 1999 and 1998................. 3

         Notes to Financial Statements.................................... 4

ITEM 2.  Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations........................................ 9

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         --------------------------------


                      GULF STATES STEEL, INC. OF ALABAMA
                     Statements of Operations (Unaudited)
                 (dollars in thousands except per share data)

                                                            Three Months Ended                     Six Months Ended
                                                                 April 30                              April 30
                                                   ------------------------------------  -------------------------------------
                                                         1999               1998                1999               1998
                                                         ----               ----                ----               ----
Net sales........................................    $   78,918         $  103,592          $  153,541         $  206,909
Costs of goods sold, excluding depreciation......        85,104             89,294             154,750            176,797
Depreciation.....................................         5,253              5,043              10,506             10,086
Profit sharing...................................             -                  -                   -                  -
Selling, general and administrative expenses.....         5,257              4,321               9,925              8,584
                                                     ----------         ----------          ----------         ----------

Operating profit (loss)..........................       (16,696)             4,934             (21,640)            11,442

Other (income) expense:
   Interest expense..............................         7,129              7,021              14,031             14,062
   Interest income...............................             -                 (1)                 (1)                (3)
                                                     ----------         ----------          ----------         ----------
                                                          7,129              7,020              14,030             14,059
                                                     ----------         ----------          ----------         ----------

Loss before income taxes.........................       (23,825)            (2,086)            (35,670)            (2,617)
Income tax benefit...............................             -                  -                   -                  -
                                                     ----------         ----------          ----------         ----------

Loss before extraordinary item...................       (23,825)            (2,086)            (35,670)            (2,617)
Extraordinary charge for debt refinancing........             -                  -                   -             (1,044)
                                                     ----------         ----------          ----------         ----------

Net loss.........................................    $  (23,825)        $   (2,086)         $  (35,670)        $   (3,661)
                                                     ==========         ==========          ==========         ==========


Basic earnings per share:
   Loss before extraordinary item................    $    (6.60)        $     (.57)         $    (9.88)        $     (.72)
   Extraordinary charge..........................             -                  -                   -               (.29)
                                                     ----------         ----------          ----------         ----------
Net loss per share...............................    $    (6.60)        $     (.57)         $    (9.88)        $    (1.01)
                                                     ==========         ==========          ==========         ==========

Common and common equivalent shares
     outstanding.................................     3,610,000          3,610,000           3,610,000          3,610,000
                                                     ==========         ==========          ==========         ==========


See accompanying notes

                      GULF STATES STEEL, INC. OF ALABAMA
                                Balance Sheets
                            (dollars in thousands)


                                                                         (Unaudited)
                                                                        April 30, 1999      October 31, 1998
                                                                        --------------      ----------------
                            ASSETS
Current assets:
  Cash and cash equivalents......................................         $  1,437             $  1,990
  Accounts receivable, less allowance for doubtful accounts
    of $975 in 1999 and $930 in 1998.............................           30,619               25,117
  Inventories....................................................           45,743               60,941
  Deferred income taxes..........................................            2,949                2,949
  Prepaids and other current assets..............................            1,815                4,080
                                                                          --------             --------

     Total current assets........................................           82,563               95,077

Property, plant and equipment, net...............................          198,873              200,702
Deferred charges, less accumulated amortization of $4,571 in
  1999 and $3,965 in 1998........................................            4,513                5,122
                                                                          --------             --------
     Total assets................................................         $285,949             $300,901
                                                                          ========             ========

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable...............................................         $ 23,129             $ 29,832
  Accrued payroll and employee benefits..........................            8,715                5,264
  Accrued workers compensation...................................            2,624                2,517
  Accrued gainsharing............................................            1,245                2,425
  Accrued interest payable.......................................           14,378                1,431
  Other accrued liabilities......................................            5,412                6,742
  Income taxes payable...........................................                -                    -
  Current portion of long-term debt..............................            1,129                  964
  Long-term debt in default......................................          237,409                    -
                                                                          --------             --------

     Total current liabilities...................................          294,041               49,175

Long-term debt...................................................            4,583              230,123
Deferred postretirement health benefits..........................            6,254                4,862
Deferred income taxes............................................            2,949                2,949
Common stock warrants subject to put options.....................                -                    -

Stockholders' equity (deficit):
  Common Stock, par value $.01 per share; 4,000,000 shares
   authorized, 3,610,000 shares issued and outstanding as of
           June 1, 1999                                                         36                   36
  Additional paid-in capital.....................................           39,050               39,050
  Notes receivable from officers.................................             (750)                (750)
  Accumulated deficit............................................          (60,214)             (24,544)
                                                                          --------             --------
     Total stockholders' equity (deficit)........................          (21,878)              13,792
                                                                          --------             --------

     Total liabilities and stockholders' equity (deficit)........         $285,949             $300,901
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


NOTE 1  BASIS OF PRESENTATION AND LIQUIDITY

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


NOTE 2  INVENTORIES

Inventories are as follows:

                                                  (Unaudited)
                                                 April 30, 1999        October 31, 1998
                                                 ---------------------------------------
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


NOTE 3  CONTINGENCIES

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

  During 1992, the U.S. Environmental Protection Agency ("EPA") asserted that a wastewater ditch system on the Company's property should be remediated and "closed" under the Resource Conservation and Recovery Act ("RCRA"). As of October 31, 1994, the Predecessor had remediated a portion of the ditch. The Predecessor also agreed to a $1.1 million civil penalty, of which $300,000 was to be offset by future capital expenditures, related to this issue. As of October 31, 1996, the $800,000 penalty had been paid. Subsequently, the $300,000 of capital expenditures was not approved by the EPA, and during fiscal year 1997 the Company made an additional penalty payment of that amount plus interest. On November 26, 1997, ADEM approved the closure plan for the wastewater ditch system. The requirements of the closure plan are: (1) sediment sampling in the ditch system and (2) groundwater monitoring. Sixty-six sediment samples were taken throughout the system and analyzed in March 1998. Eleven groundwater-monitoring wells were installed and samples were taken in February 1998. On September 29, 1998, closure certification was granted by ADEM releasing the Company from providing financial assurance of closure. The EPA has not yet responded to the closure certification. If clean closure cannot be achieved, the Company estimates the contingent closure costs will be $1.1 million with post-closure costs of $2.8 million ($90,000 annually for 30 years). As part of the settlement of this action, the Company is required to perform a RCRA Facility Investigation of certain solid waste management units at the site. The Company submitted a workplan for this investigation to EPA on May 26, 1999 and is waiting for the agency comments. The RCRA facility assessment conducted by EPA identified a total of 41 solid waste management units ("SWMUs") and six areas of concern ("AOCs") at the Gadsden facility. Of the 41 SWMUs, two are recommended for a RCRA facility investigation ("RFI") and 11 are recommended for confirmatory sampling ("CS"). Of the six AOCs, two are recommended for CS. All the other SWMUs or AOCs are recommended for no further action ("NFA") or are recommended for action under other regulatory programs.

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

  Given current market conditions, the levels of debt and associated interest expense, required capital expenditures and improvements and the potential realization of loss contingencies, the Company believes that it will continue to incur losses in fiscal 1999. If the level of foreign imports is not reduced and if the Company is unable to increase sales and pricing, continue to reduce costs, implement productivity improvements, maintain its borrowing availability under the New Credit Facility and obtain additional financing sources, the Company may not have sufficient liquidity and capital resources to meet its projected fiscal year 1999 requirements. The Company's failure to successfully negotiate a financial restructuring would have a material adverse effect on the
financial condition and liquidity of the Company.   As a result, the Company has
been evaluating when it will commence the bosh reline project, discussed under "Capital Investments" in Item 1, Part I of the Company's Form 10-K for the year ended October 31, 1998, and is developing a restructuring plan to improve operating results and to increase its financial flexibility. The evaluation has determined that certain refractories maintenance techniques may allow the project to be deferred for at least one more year. This estimate could be affected by unseen deterioration of the bosh lining. A failure of the blast
furnace would have a material adverse effect on the Company.   The Company is
unable, at this time, to determine what effect failure to obtain such financing would have on its operations.

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


                               GULF STATES STEEL, INC. OF ALABAMA
                               ----------------------------------
                                          (registrant)


                               By:  /s/ Robert Schaal
                                    ---------------------------------------
                                    Robert Schaal
                                    Chairman & Chief Executive Officer
                                    (Principal Executive Officer)



Dated:   June 21, 1999         By:  /s/ James R. Grimm
                                    ---------------------------------------
                                    James R. Grimm
                                    Senior Vice President & CFO
                                    (Principal Financial and Accounting Officer)