Form 10-Q
period 1999-07-31
GULF STATES STEEL INC /AL/
filed 1999-09-21
CIK 945530

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities
    Act of 1934 for the quarterly period ended July 31, 1999.

                                       OR

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Act of
    1934 For the transition period from                  to
                                       -----------------   ------------------

Commission file number  33-92496
                        --------

                       GULF STATES STEEL, INC. OF ALABAMA
                       ----------------------------------
                   (DEBTOR-IN-POSSESSION AS OF JULY 1, 1999)
             (Exact name of registrant as specified in its charter)

          Alabama                                  63-1141013
-------------------------------            --------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

       174 South 26th Street
         Gadsden, Alabama                             35904-1935
         ----------------                           --------------
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

                            Yes   X       No
                                 ---         ---

Indicate the number of shares outstanding of each class of common stock, as of the latest practical date:

     Common Stock $ .01 par value - 3,610,000 shares as of  July 31, 1999

                       GULF STATES STEEL, INC. OF ALABAMA
                             (DEBTOR-IN-POSSESSION)

                                     INDEX

                                                                 Page
                                                                 ----
PART I   FINANCIAL INFORMATION
ITEM 1.  Financial Statements (Unaudited)

         Statements of Operations -
         For the Three Months Ended July 31, 1999 and 1998;
         For the Nine Months Ended July 31, 1999 and 1998.....     1

         Balance Sheets -
         As of July 31, 1999 and October 31, 1998.............     2

         Statements of Cash Flows -
         For the Nine Months Ended July 31, 1999 and 1998.....     3

         Notes to Financial Statements........................   4 - 11

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........  12 - 16

PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings....................................    17

ITEM 2.  Defaults Upon Senior Securities......................    17

ITEM 3.  Exhibits & Reports on Form 8-K.......................    18

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         --------------------------------

                       GULF STATES STEEL, INC. OF ALABAMA
                             (DEBTOR-IN-POSSESSION)
                      Statements of Operations (Unaudited)
                  (dollars in thousands except per share data)

                                                            Three Months Ended                     Nine Months Ended
                                                                 July 31,                                July 31,
                                                   ------------------------------------  -------------------------------------
                                                         1999               1998                1999               1998
                                                   -----------------  -----------------  ------------------  -----------------

Net sales........................................        $   82,339         $  107,356          $  235,879         $  314,265
Costs of goods sold, excluding depreciation......            78,788             92,229             233,535            269,026
Depreciation.....................................             5,253              5,043              15,759             15,129
Selling, general and administrative expenses.....             4,896              4,487              13,596             13,071
                                                         ----------         ----------          ----------         ----------

Operating profit (loss)..........................            (6,598)             5,597             (27,011)            17,039

Other (income) expense:
   Interest expense..............................             4,986              6,868              19,017             20,930
   Interest income...............................               (18)               (90)                (19)               (93)
                                                         ----------         ----------          ----------         ----------
                                                              4,968              6,778              18,998             20,837
                                                         ----------         ----------          ----------         ----------

Loss before restructuring items, income taxes,
 and extraordinary items:                                   (11,566)            (1,181)            (46,009)            (3,798)
                                                         ----------         ----------          ----------         ----------

Restructuring items:
Professional fees................................            (1,787)                 -              (3,013)                 -
                                                         ----------         ----------          ----------         ----------

Loss before income taxes and extraordinary
 items...........................................           (13,353)            (1,181)            (49,022)            (3,798)
Income tax benefit...............................                 -                  -                   -                  -
                                                         ----------         ----------          ----------         ----------

Loss before extraordinary items..................           (13,353)            (1,181)            (49,022)            (3,798)
Extraordinary charge for debt refinancing........                 -                  -                   -             (1,044)
                                                         ----------         ----------          ----------         ----------

Net loss.........................................        $  (13,353)        $   (1,181)         $  (49,022)        $   (4,842)
                                                         ==========         ==========          ==========         ==========

Basic earnings per share:
   Loss before extraordinary items...............            $(3.70)             $(.33)            $(13.58)        $    (1.05)
   Extraordinary charge..........................                 -                  -                   -               (.29)
                                                         ----------         ----------          ----------         ----------
Net loss per share...............................            $(3.70)             $(.33)            $(13.58)        $    (1.34)
                                                         ==========         ==========          ==========         ==========

Common shares
     Outstanding.................................         3,610,000          3,610,000           3,610,000          3,610,000
                                                         ==========         ==========          ==========         ==========



See accompanying notes

                       GULF STATES STEEL, INC. OF ALABAMA
                             (DEBTOR-IN-POSSESSION)
                          Balance Sheets, (Unadudited)
                             (dollars in thousands)

                                                                        July 31, 1999             October 31, 1998
                                                                   ------------------------  ---------------------------
                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................................         $  5,099                     $  1,990
  Accounts receivable, less allowance for doubtful accounts
    of $976 in 1999 and $930 in 1998.............................           30,078                       25,117
  Inventories (Note 3)...........................................           36,093                       60,941
  Deferred income taxes..........................................            2,949                        2,949
  Prepaids and other current assets..............................            1,742                        4,080
                                                                          --------                     --------
     Total current assets........................................           75,961                       95,077

Property, plant and equipment, net...............................          196,021                      200,702
Deferred charges, less accumulated amortization of $50 in
  1999 and $3,965 in 1998........................................              548                        5,122
                                                                          --------                     --------
     Total assets................................................         $272,530                     $300,901
                                                                          ========                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
  Accounts payable...............................................        $ 10,209                     $ 29,832
  Accrued payroll and employee benefits..........................           6,735                        5,264
  Accrued workers compensation...................................           2,698                        2,517
  Accrued gainsharing............................................           2,350                        2,425
  Accrued interest payable.......................................             308                        1,431
  Other accrued liabilities......................................           4,960                        6,742
  Debtor-in-possession term loan (note 5)........................          14,570                            -
  Current portion of long-term debt..............................               -                          964
  Debtor-in-possession credit facility (note 5)..................          29,143                            -
                                                                         --------                     --------
     Total current liabilities...................................          70,973                       49,175

NONCURRENT LIABILITIES:
  Long-term debt.................................................               -                      230,123
  Deferred postretirement health benefits........................           6,858                        4,862
  Deferred income taxes..........................................           2,949                        2,949
                                                                         --------                     --------
     Total noncurrent liabilities................................           9,807                      237,934

Liabilities subject to compromise (Note 2).......................         228,046                            -

Stockholders' equity (deficit):
Common Stock, par value $.01 per share: 4,000,000 shares
 authorized, 3,610,000 shares issued and outstanding as of
 July 31, 1999, and October 31, 1988.............................              36                           36
Additional paid-in capital.......................................          39,050                       39,050
Notes receivable from officers...................................            (750)                        (750)
Accumulated deficit..............................................         (74,632)                     (24,544)
                                                                         --------                     --------
     Total stockholders' equity (deficit)........................         (36,296)                      13,792
                                                                         --------                     --------
     Total liabilities and stockholders' equity (deficit)........        $272,530                     $300,901
                                                                         ========                     ========

See accompanying notes

                      GULF STATES STEEL, INC. OF ALABAMA
                             (DEBTOR-IN-POSSESSION)
                      Statements of Cash Flows (Unaudited)
                             (dollars in thousands)

                                                                          Nine Months Ended           Nine Months Ended
                                                                            July 31, 1999               July 31, 1998
Operating activities:
Net loss.............................................................           $(49,022)                   $(4,842)
Adjustments to reconcile net loss to net cash provided (used) by
    Operating activities:
  Depreciation.......................................................             15,759                      15,129
  Amortization.......................................................              1,046                       1,154
  Write down of inventories..........................................              4,339                           -
  Extraordinary item.................................................                  -                         859
  Changes in operating assets and liabilities:
     Accounts receivable.............................................             (4,961)                       (294)
     Inventories.....................................................             20,509                         647
     Prepaids and other current assets...............................              2,339                       2,618
     Accounts payable................................................            (19,623)                       (277)
     Prepetition debt (accounts payable).............................             19,017                           -
     Accrued payroll and employee benefits...........................              3,573                       2,222
     Accrued interest payable........................................             (1,123)                      6,542
     Prepetition debt (accrued interest payable).....................             18,240                           -
     Prepetition debt (real estate and personal property taxes).                   1,554
     Other accrued liabilities.......................................             (1,783)                      3,748
     Income taxes prepaid and payable................................                  -                          (1)
                                                                                --------                    --------
Net cash provided (used) by operating activities.....................              9,864                      27,541
                                                                                --------                    --------

INVESTING ACTIVITIES:
Building and equipment purchases.....................................            (10,402)                    (17,902)
                                                                                --------                    --------
Net cash used in investing activities................................            (10,402)                    (17,902)
                                                                                --------                    --------

FINANCING ACTIVITIES:
Net borrowings (payments) on revolving credit facilities.............            (10,278)                     31,457
Prepayment of prior revolving credit facility........................                  -                     (37,393)
Proceeds from issuance of long term-term debt........................                  -                         735
Proceeds from debtor-in-possession term loan.........................             14,570                           -
Net borrowings (payments) on long-term debt..........................                 77                        (519)
Increase (reduction) of capitalized lease obligations................               (125)                        (97)
Debt issuance costs..................................................               (597)                       (391)
                                                                                --------                    --------
Net cash provided by financing activities............................              3,647                      (6,208)
                                                                                --------                    --------

Net increase (decrease) in cash and cash equivalents.................              3,109                       3,431
Cash and cash equivalents at beginning of year.......................              1,990                       2,359
                                                                                --------                    --------
Cash and cash equivalents at end of period...........................           $  5,099                    $  5,790
                                                                                ========                    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest...........................................................           $  3,928                    $ 14,772
  Income taxes.......................................................                  -                           1
Noncash investing and financing activities:
  Capital lease obligations..........................................                676                         333

                       GULF STATES STEEL, INC. OF ALABAMA
                             (DEBTOR-IN-POSSESSION)
                   Notes to Financial Statements (Unaudited)
                                 JULY 31, 1999


NOTE 1 - BASIS OF PRESENTATION AND LIQUIDITY

  The accompanying financial statements present the financial position, results of operations and cash flows of Gulf States Steel, Inc. of Alabama (the "Company") as of and for the fiscal nine month period ended July 31, 1999 and 1998.

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article X of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period November 1, 1998 to July 31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ending October 31, 1999. The financial results for the fiscal year ending October 31, 1999 are subject to annual audit. For further information, refer to the consolidated financial statements of the Company and the notes thereto included in the Company's Form 10-K for the fiscal year ended
October 31, 1998.

   The Company has incurred losses in the current and prior years. During the third quarter of fiscal 1999, orders, shipments and pricing for the Company's products continued to be adversely affected by, among other things, increased foreign steel imports. As a result of such increased imports and their effect on the domestic steel market, orders, shipments and pricing have decreased significantly in fiscal 1999 and are expected to remain at low levels throughout the remainder of the year. Given current market conditions, the level of debt and associated interest expense, required capital expenditures, and improvements and the potential realization of loss contingencies, management believes that the Company will continue to incur losses in fiscal 1999.

   The unaudited financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The financial statements have been prepared using accounting principles applicable to a going concern, which assumes continuity of operations, realization of assets, and settlement of liabilities in the normal course of business. The Company's recent losses from operations, significant stockholders deficit and the related Chapter 11 filing raise substantial doubt about the Company's ability to continue as a going concern. Realization of the carrying amounts of the Company's and classification of its liabilities is dependent upon, among other things the ability to comply with debtor-in-possession financing agreements, confirmation of a plan of reorganization, the ability to achieve profitable operations, and the ability to generate sufficient cash flow from operations to meet its obligations.

   The accompanying unaudited balance sheet as of July 31, 1999 segregates liabilities subject to compromise, such as unsecured claims, from liabilities not subject to compromise and liabilities arising subsequent to filing
bankruptcy.   A plan of reorganization could materially change the amounts currently recorded in the financial statements. The statements that might result from the outcome of this uncertainty may be materially different than those presented herein. Reorganization items represent expenses incurred by the Company as a result of the bankruptcy filing and proceedings, which are required to be expensed as incurred.

NOTE 2 - VOLUNTARY FILING SEEKING REORGANIZATION UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE

   The Company's operating results for fiscal 1998 and for the first three fiscal quarters of 1999 were severely affected by, among other things, a dramatic surge in steel imports beginning in the summer of 1998. As a consequence of record-high levels of low-priced steel imports and the resultant deteriorating market conditions, the Company's overall sales prices and shipments declined thereby causing a decrease in liquidity. Such decreased liquidity made it impossible for the Company to service its then existing debt
and fund ongoing operations.   As a result on July 1, 1999, the Company filed a
voluntary petition seeking reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for Northern District of Alabama, Eastern Division (the "Bankruptcy Court"). The Company has implemented a restructuring program to reduce costs, improve operating efficiencies and increases financial flexibility.

   The Company is in possession of its properties and assets and continues to operate with its existing directors and officers as a debtor-in-possession. As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court. Pursuant to the provisions of the Bankruptcy Code, as of the petition date actions to collect prepetition indebtedness owed by the Company are stayed and other prepetition contractual obligations may not be enforced against the Company. In addition, as a debtor-in-possession, the Company has the right, subject to the Bankruptcy Court's approval and certain other conditions, to assume or reject any prepetition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting such contracts or leases or from the filing of claims and no provisions have been made for these items. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the debtor as of the filing date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and amicably resolved or adjudicated before the Bankruptcy Court. The Bankruptcy Court has set November 29, 1999 as the Bar Date. The Bar Date is the
date which all claims must be filed against the Company.   The ultimate amount
and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

   The Bankruptcy Court has approved payment of certain prepetition liabilities such as employee wages and benefits. Furthermore, the Bankruptcy Court has allowed for the retention of legal and financial professionals. These items are recorded as accounts payable and accrued expenses not subject to compromise. As further described under Note 5 below, on July 20, 1999, the Bankruptcy Court also approved a $65 million debtor-in-possession credit facility (the " DIP Credit Facility"), a $17.1 million Term Loan, and a Preferred Supplier Continuous Credit Program

   The Company intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's business and to restructure the Company's obligations. Under the provisions of the Bankruptcy Code, the Company has the exclusive right to file such plan at any time during the 120-day period following July 1, 1999. The exclusive filing time period may be extended by the Bankruptcy Court. Notwithstanding any such extension, a committee, representing holders (the "Ad Hoc Noteholders Committee") of the Company's 13 1/2% Series B First Mortgage Notes due 2003 (the "First Mortgage Notes") has been granted the right, in exchange for permitting the subordination of the liens securing the First Mortgage Notes to the liens securing the collateral under the Term Loan, to file a Chapter 11 plan of reorganization on the earlier of (a) the 305th day after the Company's Chapter 11 filing, unless the Company has failed to file a plan a reorganization by the 244th day after its bankruptcy filing, in which case the Ad Hoc Noteholders Committee may file a petition commencing on the 245th day, or (b) the first to occur of (i) certain financial covenant defaults or (ii) 30 days after an uncured default under the Term Loan.

   Due to the lack of sufficient liquidity, the Company did not make the $12.8 million interest payment due April 15, 1999 on the First Mortgage Notes. The Company was also unable to cure that default by May 15, 1999, which date represented the expiration of the 30-day cure period from the original interest payment due date. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the First Mortgage Notes, except as pursuant to Bankruptcy Court approval. State Street Bank & Trust Company, as indenture trustee with respect to the First Mortgage Notes, and the Ad Hoc Noteholders Committee entered a stipulation with the Bankruptcy Court with respect to the adequate protection of the lien securing the First Mortgage Notes and the subordination of such liens to the liens securing the advance under the Term Loan and the Preferred Supplier Continuous Credit Program.

   As a result of the voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court and under the terms of the bankruptcy case, liabilities in the amount of approximately $228.0 million, as set forth below, are subject to compromise under a plan of reorganization. Pursuant to the provisions of the Bankruptcy Code and during the pendency of the bankruptcy proceeding, actions to enforce or otherwise effect repayment of all prepetition liabilities, as well as all pending litigation against the Company, are stayed while the Company continues its business operations as debtors-in-possession. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable. Liabilities subject to compromise are detailed as follows:

      LIABILITIES SUBJECT TO COMPROMISE                AMOUNT
      ---------------------------------                ------
           (dollars in thousands)
Bonds, and Accrued Interest net of Debt
 Issuance Cost (First Mortgage Notes)                 $203,929

Notes Payable (Secured Equipment Notes)                  2,800

Vendor Notes Payable (Unsecured)                         2,908

Capitalized Lease Obligations (Secured)                    746

Real Estate and Personal Property Taxes (Unsecured)      1,554

Accounts Payable (Unsecured)                            16,109
                                                      --------

  Total Liabilities Subject To Compromise             $228,046
                                                      ========

NOTE 3  INVENTORIES

Inventories are as follows:

                                           July 31, 1999      October 31, 1998
                                           -------------      ----------------
                                                 (dollars in thousands)
Raw Materials and Supplies                    $ 5,180               $15,677

Work-in-Process                                 8,647                17,821

Finished Products                              22,266                27,443
                                              -------               -------

Total                                         $36,093               $60,941
                                              =======               =======

  The Company's inventories are valued at the lower of cost, as determined by the first-in first-out (FIFO) method, or market. Cost of Sales in the current nine month period includes an inventory write-down of approximately $4.3 million resulting from lower realizable values of certain steel products as a result of depressed market conditions and physical inventory write downs.

NOTE 4  CONTINGENCIES

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

  The predecessor company as further discussed in the Company's 10K (the "Predecessor") settled with the Alabama Department of Environmental Management ("ADEM") during 1994 for all outstanding air and water violations, and the Company believes that its facility now operates, as a general matter, in substantial compliance with existing air emission regulations and its water discharge permit, subject, however, to the matters set forth below.

  During 1992, the U.S. Environmental Protection Agency ("EPA") asserted that a wastewater ditch system on the Company's property should be remediated and "closed" under the Resource Conservation and Recovery Act ("RCRA"). As of October 31, 1994, the Predecessor had remediated a portion of the ditch. The Predecessor also agreed to a $1.1 million civil penalty, of which $300,000 was to be offset by future capital expenditures, related to this issue. As of October 31, 1996, the $800,000 penalty had been paid. Subsequently, the $300,000 of capital expenditures was not approved by the EPA, and during fiscal year 1997 the Company made an additional penalty payment of that amount plus interest. On November 26, 1997, ADEM approved the closure plan for the wastewater ditch system. The requirements of the closure plan are: (1) sediment sampling in the ditch system and (2) groundwater monitoring. Sixty-six sediment samples were taken throughout the system and analyzed in March 1998. Eleven groundwater-monitoring wells were installed and samples were taken in February 1998. On September 29, 1998, closure certification was granted by ADEM releasing the Company from providing financial assurance of closure. The EPA has not yet responded to the closure certification. If clean closure cannot be achieved, the Company estimates the contingent closure costs will be $1.1 million with post-closure costs of $2.7 million ($90,000 annually for 30 years). As part of the settlement of this action, the Company is required to perform a RCRA Facility Investigation of certain solid waste management units at the site. The Company submitted a workplan for this investigation to EPA on May 26, 1999 and is waiting for the agency comments. The RCRA facility assessment conducted by EPA identified a total of 41 solid waste management units (SWMUs) and 6 areas of concern (AOCs) at the Gadsden facility. Of the 41 SWMUs, two are recommended for confirmatory sampling (CS). Of the 6 AOCs, two are recommended for CS. All the other SWMUs or AOCs are recommended for no further action (NFA) or are recommended for action under other regulatory programs.

  The Company faces an enforcement action under the Clean Water Act. The U.S. Department of Justice ("DOJ") notified the Company that it, at the request of the EPA, was prepared to take "appropriate enforcement action in federal court" against the Company for alleged violations of its water discharge permit, and invited the Company to discuss a possible settlement prior to filing suit. The Company opened discussions with the DOJ in an attempt to settle these claims. These discussions resulted in substantial agreement as to certain additional upgrades to the Company's wastewater treatment system, and these upgrades have now been completed. On August 28, 1997, while negotiations were ongoing with the DOJ, a 60-day notice of intent to file a citizen suit under the Clean Water Act was sent by one Johnny Williams, a resident of Rainbow City, Alabama. Prior to expiration of the 60-day period, the DOJ filed its action under the Clean Water Act, thus precluding the citizen suit. On October 27, 1997, Mr. Williams moved to intervene in the government's action, and this intervention was allowed by the court. On April 21, 1998, a second motion to intervene was filed by L.E. McGriff and Herbert Patterson, and this motion was also allowed by the court. Despite the filing of this litigation, the Company and the DOJ continued to explore a possible settlement. As a result of these discussions, an agreement in principle was reached with the EPA and DOJ on September 1, 1998 pursuant to the terms of which the Company would pay $500,000 as a cash civil penalty and would agree to implement $4.0 million in facility improvements as Supplemental Environmental Projects ("SEPs") which offer environmental benefits. On December 27, 1998, DOJ decided to reduce the SEP expenditures required from $4.0 million to $3,175,000, which was accepted by the Company, on the condition that additional minor language modifications be made in the proposed consent decree. On January 4, 1999, however, settlement discussions terminated because DOJ required the Company to agree to waive certain defenses to any and all future actions of any nature that the United States might initiate in the future against the Company. The Company declined to agree to this unconditional waiver. On January 8, 1999, the United States District Court for the Northern District of Alabama ("district court") convened a Status Conference, at which time a Pretrial Conference was set for October 25, 1999. On January 22, 1999, the district court issued a scheduling order regarding dispositive motions and discovery, which are to be completed by September 30, 1999. The Clean Water Act provides for civil penalties of up to $25,000 per day for violations occurring before January 30, 1997 and $27,500 per day for violations occurring on or after January 30, 1997. DOJ has alleged that over 4,000 potential violations of the Clean Water Act have occurred. On June 8, 1999, the district court issued an order granting DOJ's motion for a partial summary judgement holding the Company liable for 1,000 violations of its National Pollution Discharge Elimination System (the "NPDES") permit from May 1, 1995 to September 1998 comprising 4,290 days of violation. Almost two-thirds of the exceedances occurred at points internal to the plant. The district court's opinion provides that "the amount of the penalty for violations of the effluent limitations on outfalls along the Company's internal waste streams might be subject to mitigation, given that those outfalls do not discharge directly into waters of the United States." It is the Company's belief that if that is true, such discharges are not regulated by the Clean Water Act and therefore the Company has no liability for those discharges as a matter of law. In the event a civil penalty is imposed, the Clean Water Act requires the district court to consider the seriousness of the violations, the economic benefits (if any) resulting from the violations, any good faith efforts to comply with the applicable requirements, the economic impact of the penalty on the Company, and such other matters as the DOJ may require in determining the amount of the penalty. On December 11, 1998, the Company filed an expedited petition with the ADEM for a modification of its NPDES permit. If granted, the Company will be in a position to be in compliance with the Clean Water Act at all times of the year. ADEM has not yet acted on that petition.

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

  During negotiations with the DOJ over the Clean Water Act matter described above, the DOJ raised remediation of Black Creek as a possible issue. The EPA investigated Black Creek and performed sampling in Black Creek and Lake Gadsden. Sampling results thus far indicate levels of metals, primarily lead and zinc, in the sediment of Black Creek and in certain locations in Lake Gadsden. The levels of metals in the sediment generally increase with depth, indicating historical discharges are a greater contributor to the elevated levels. The EPA has made no determination of what remediation, if any, will be necessary, although the EPA indicated that another round of sampling would be performed to define the scope of the potential remediation. On December 23, 1998, as a result of a routine file review at the ADEM, the Company was provided with the initial page of a "Comprehensive Environmental Response Compensation Liability Act ("CERCLA") Site Investigation Report" prepared for EPA on September 30, 1998, under the supervision of a EPA Task Monitor, together with a November 30, 1998 e-mail message from the EPA Task Monitor addressed to a member of the public. That e-mail reported that the Gulf States Steel Site Investigation Report was referred from EPA's Emergency Response and Removal Branch to the EPA Superfund Remedial Program for evaluation and potential remediation, but reported that "the time frame for this is uncertain." Since the time that core samples were taken at Lake Gadsden almost one year ago, EPA has initiated no further communications with the Company regarding this matter. The Company was informed that when the EPA's Site Investigation Report was completed, the Company would have an opportunity to discuss the findings with EPA prior to the time that EPA made any future decisions regarding this matter. Instead, the Company learned about these events through the above-referenced file review.
The Company informed the EPA that its contribution, if any, to the sediment findings is divisible, and that apportioned, rather than joint and several liability, is appropriate. Additionally, the Company's relative contribution if any, to the sediment results must be further reduced to the extent that it is the result of a federally permitted discharge. The combined effect of the Company's analysis is that any potential liability that is assignable to it is so small as to be de minimis. Given current information, it is not possible to predict the scope or cost of any potentially required remediation of Black Creek and/or Lake Gadsden, nor is it known whether the Company's analysis regarding its potential liability will be accepted. The Company continues to request further information about EPA's intentions regarding this issue.

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

  On April 22, 1998, the EPA issued a NOV to the Company relating to alleged violations of the Toxic Substance Control Act ("TSCA") based on an inspection conducted on May 16, 1996. The conditions cited in the NOV had been promptly addressed following the May 16, 1996 inspection. On December 31, 1998 the Company and the EPA reached an administrative settlement of these allegations for a penalty payment of $31,813 and the voluntary replacement of four PCB transformers at an estimated total cost of $149,500.

  As a result of a September 1997 inspection, ADEM determined that certain violations of hazardous waste rules had occurred at the Company's facility and had resulted in the release of hazardous waste from a secondary containment area on site. The Company is addressing assessment and possible remediation of this site area with ADEM. In August 1998, ADEM proposed a Consent Order with an administrative penalty of $80,000. On September 28, 1998, ADEM issued a second NOV regarding the same issue. These matters have been consolidated. ADEM issued a draft Administrative Order regarding the consolidated NOV's on May 20, 1999, again proposing a civil penalty of $80,000. The Company has requested a meeting with ADEM to discuss settlement of this matter.

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

  On January 27, 1999, the EPA filed an information request with the Company regarding certain potential violations of the Clean Air Act regarding Prevention of Significant Deterioration ("PSD") pre-construction review and permitting for certain boilers (Nos. 1, 2, 3, 4, 5, 7, 8, and 9). The Company responded to the request on May 6, 1999. The EPA has not yet replied.

  The Company's expenditures for environmental capital projects aggregated $1.3 million and $1.8 million for the nine months ended July 31, 1999 and 1998, respectively. As of July 31, 1999, the Company has accrued $2.1 million for unresolved environmental matters. Though the Company believes that it has adequately reserved for the cost of all known environmental conditions in accordance with generally accepted accounting principles, the relevant agencies could insist upon different and possibly more costly remedial measures than those believed by the Company to be adequate or required by existing law. The ultimate resolution of the above matters may have a material adverse effect on the Company's financial position, results of operations, and liquidity.

  The Company is also involved in litigation arising from its normal operations, including employee matters, the resolution of which is not expected to have a significant effect on the Company's financial position, results of operations or liquidity.

NOTE 5 - DEBTOR-IN-POSSESSION AND OTHER FINANCING ARRANGEMENTS

   On July 20, 1999, the Bankruptcy Court granted the Company's motion to approve a new $65 million DIP Credit Facility. The DIP Credit Facility expires on the earlier of the consummation of a plan of reorganization or July 6, 2000. The DIP Credit Facility replaced the Company's previous revolving credit facility. The DIP Credit Facility is secured by raw material, work-in-process, finished goods inventory, and the Company's trade accounts receivable. Actual borrowing availability is subject to a borrowing base calculation and the right of the lender to establish reserves, which it has done in the amount of $2.5 million. The amount available to the Company under the DIP Credit Facility is the aggregate of 85% of eligible accounts receivables, and 64% of eligible inventories (up to an aggregate of $40 million), less reserves on the various collateral established by the lender. Borrowing availability under the DIP Credit Facility is also subject to compliance with certain covenants. As of July 31, 1999, the Company's eligible inventories and accounts receivable supported access to $48.8 million under the DIP Credit Facility. As of July 31, 1999, the Company had a net availability of $16.8 million under the DIP Credit Facility. The Company recorded $350,000 for debt issuance cost of the DIP Credit Facility, which is being amortized over a one-year period.

   On July 20, 1999, the Bankruptcy Court also granted the Company's motion to approve a new debtor-in-possession agreement in the aggregate principal amount of $17.1 million (the "Term Loan"). The Term Loan is secured by the property, plant and equipment and certain other collateral of the Company. All loans are payable one year from the initial advance. Upon entry of the interim bankruptcy order on July 7, 1999, the Bankruptcy Court approved the advance of $6.4 million to the Company and $9.0 million was advanced upon entry of the final bankruptcy order on July 20, 1999, less approximately $800,000 which has been retained by the lender pending resolution of certain collateral issues. An additional $2.5 million will be advanced after November 1, 1999 upon request of the Company. Such amounts may be reduced by certain reserves in respect of existing liens on collateral and are subject to compliance with certain covenants. The Company recorded $247,000 for debt issuance cost of the Term Loan, which is being amortized over a one-year period.

   On July 20, 1999, the Bankruptcy Court also approved a Preferred Supplier Continuous Credit Program (the "Program"). The Program provides that (a) selected suppliers that offer postpetition credit terms at least equal to the lesser of twice the number of days that are listed as "Current Trade Term Days" (but not less than 30 days) or 45 days, and (b) any suppliers that have not been pre-selected that offer postpetition credit terms of at least 45 days, and, in each case, for a continuous period of at least 6 month, shall be entitled to liens with superpriority administrative expense status on all postpetition credit extended to the Company under the Program. Such liens are senior to the First Mortgage Noteholders' prepetition liens, but subordinate to Bankruptcy Court approved debtor-in-possession financing, the prepetition revolving credit facility and certain professional and administrative fees and expenses. In addition, so long as continuous credit is provided, a participant is entitled to a credit extension fee of up to 50% of the participants prepetition claim, if any, payable after 6 months over a 30 month period. The maximum amount of postpetition credit eligible to receive credit extension fees is $15 million and the Company may pay up to a maximum of $7.5 million in credit extension fees to selected suppliers that participate in the Program.

NOTE 6 - EXTRAORDINARY ITEM

   On November 13, 1997, the Company retired its previous $70 million revolving credit facility and entered into the prepetition $80 million credit facility which included a $70 million revolving credit facitliy and a $10 million equipment financing facility. In connection with this refinancing, the Company recorded an extraordinary expense of approximately $1.0 million, consisting of a noncash charge of $800,000 to write-off unamortized debt issuance costs and a prepayment penalty of $200,000. The income tax benefit relating to this write-off is reserved by a deferred income tax valuation allowance. The $80 million prepetition credit facility was replaced by the DIP Credit Facility.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


Forward-Looking Statements

  This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Such statements are based on management's current assumptions and expectations and are subject to a number of factors and uncertainties which could cause actual results or business conditions to differ materially from those anticipated in the forward-looking statements. There can be no assurance that actual results will not differ materially from those described in such statements because of various factors, including, but not limited to: the size and timing of significant orders, as well as deferral of orders, over which the Company has little control; the variation in the Company's sales cycles from customer to customer; increased competition posed by other steel producers, both domestic and foreign; changes in pricing policies by the Company and its competitors; the need to secure or build manufacturing capacity in order to meet demand for the Company's products; the Company's success in expanding its sales programs and its ability to gain increased market acceptance for its existing product lines; the continued increase of foreign steel imports at extremely low prices; the continued access to and adequacy of the DIP Credit Facility and Term Loan; the gain or loss of significant customers; the ability to complete the Company's capital investment program and successfully produce its products; shortages in the availability of raw materials from the Company's suppliers; fluctuations in the price and availability of energy; the costs of environmental compliance and the impact of government regulations; the Company's relationship with its work force; the restrictive covenants and tests contained in the Company's financing instruments, which could limit the Company's operating and financial flexibility; adverse developments arising from the Chapter 11 proceedings; the Company's ability to successfully reorganize under Chapter 11 of the Bankruptcy Code, and general economic conditions.

GENERAL

  The discussion and analysis below should be read in conjunction with unaudited financial statements and the accompanying notes included in this Form 10-Q. As described in Note 2 to the unaudited financial statements, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code.

RESULTS OF OPERATIONS

  Results of operations for an interim period are not necessarily indicative of results for the full year.

THREE MONTHS ENDED JULY 31, 1999 COMPARED TO THREE MONTHS ENDED JULY 31, 1998

  Net Sales. Net sales decreased 23.3% to $82.3 million for the 1999 period from $107.4 million for the 1998 period. This decline was the result of a reduction in the average selling prices of $80 per ton in the third quarter of fiscal 1999 to $354 per ton compared to $434 per ton in 1998. In addition, there was a 5.8% decrease in sales volume on shipments of flat rolled products to 226,888 net tons in the 1999 period compared to 240,644 net tons in the 1998 period. This decline was primarily the result of depressed market conditions resulting from the sharp increase in foreign steel imports.

  Cost of Goods Sold. Cost of goods sold, excluding depreciation, decreased 14.6% to $78.8 million for the 1999 period from $92.2 million for the 1998 period. This decrease is primarily due to lower production volumes in the third quarter of 1999 compared to the 1998 period. As a percentage of net sales, cost of goods sold, excluding depreciation, increased to 95.7% from 85.9%. This increase is due to lower selling prices per ton resulting from the unfavorable market conditions as well as higher average manufacturing costs per ton resulting from lower production volumes. Average manufacturing costs for flat rolled products decreased to $337 per ton in the 1999 period from $368 per ton in the 1998 period. Depreciation expense increased to $5.3 million in the third quarter of fiscal 1999 compared to $5.0 million in 1998.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4.9 million, or 5.9% of sales, in the 1999 period from $4.5 million, or 4.2% of sales in the 1998 period. The increase in selling, general and administrative expenses as a percentage of sales is due primarily to a decrease in overall sales on a year-to-year comparable basis.

  Operating Profit (Loss). As a result of the changes in net sales, cost of goods sold, selling and general and administrative expenses, operating profit decreased $12.2 million from $5.6 million in 1998 to a loss of $6.6 million for the 1999 period.

  Restructuring Expenses. Restructuring expenses for the first three months of 1999 were approximately $1.8 million. Restructuring expenses includes additional costs incurred for financial and legal advisors and is classified as professional fees under restructuring items on the Statement of Operations.

  Interest Expense. Interest expense, net of interest income, decreased to $5.0 million in the 1999 period from $6.8 million during the comparable period in 1998. This decrease is primarily due to the three months period in 1999 containing only two months of interest expense as the Company discontinued accruing interest on July 1, 1999 due to the bankruptcy filing. Contractual interest on those obligations amounts to $7.2 million, which is $2.2 million in excess of the reported interest expense.

NINE MONTHS ENDED JULY 31, 1999 COMPARED TO NINE MONTHS ENDED JULY 31, 1998

  Net Sales. Net sales decreased 24.9% to $235.9 million for the 1999 period from $314.3 million for the 1998 period. This decline was the result of a reduction in the average selling prices of $55 per ton in the first nine months of fiscal 1999 to $373 per ton compared to $428 per ton in 1998. In addition, there was a 14.7% decrease in sales volume on shipments of flat rolled products to 616,380 net tons in the 1999 period compared to 722,662 net tons in the 1998 period. This decline was primarily the result of depressed market conditions resulting from the sharp increase in foreign steel imports.

  Cost of Goods Sold. Cost of goods sold, excluding depreciation, decreased 13.2% to $233.5 million for the 1999 period from $269.0 million for the 1998 period. This decrease is primarily due to lower production volumes in the first nine months of 1999 compared to the 1998 period. As a percentage of net sales, cost of goods sold, excluding depreciation, increased to 99.0% from 85.6%. This increase is due to lower selling prices per ton resulting from the unfavorable market conditions as well as higher average manufacturing costs per ton resulting from lower production volumes. Average manufacturing costs for flat rolled products increased to $368 per ton in the 1999 period from $363 per ton in the 1998 period. Depreciation expense increased to $15.8 million in the first nine months of fiscal 1999 compared to $15.1 million in 1998.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $13.6 million, or 5.8% of sales, in the 1999 period from $13.1 million, or 4.2% of sales in the 1998 period. The increase in selling, general and administrative expenses as a percentage of sales is due primarily to a decrease in overall sales on a year-to-year comparable basis.

  Restructuring Expenses. Restructuring expenses for the first nine months of 1999 were $3.0 million. Restructuring expenses includes additional costs incurred for financial and legal advisors and is classified as professional fees under restructuring items on the Statement of Operations.

  Operating Profit (Loss). As a result of the changes in net sales, cost of goods sold, selling and general and administrative expenses, operating profit decreased $44.0 million from $17.0 million in 1998 to a loss of $27.0 million for the 1999 period.

  Interest Expense. Interest expense, net of interest income, decreased to $19.0 million in the 1999 period from $20.8 million during the comparable period in 1998. This decrease is primarily due to the nine months period in 1999 containing only eight months of interest expense as the Company discontinued accruing interest on July 1, 1999 due to the bankruptcy filing. Contractual interest on those obligations amounts to $21.2 million, which is $2.2 million in excess of the reported interest expense.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's net cash provided by operations was $9.9 million during the nine months ended July 31, 1999, compared to cash provided by operations of $27.5 million for the nine months ended July 31, 1998. The primary reason for this decrease was the decrease in earnings during the nine months ended July 31, 1999 compared to the nine months ended July 31, 1998, partially offset by decreased inventory.

  The Company's current liquidity requirements include working capital needs, cash for debt service and capital expenditures. The Company intends to finance its current operations and investing activities with existing cash balances, borrowing under the DIP Credit Facility, funds from the Term Loan, and trade credit including amounts provided under the Program. Although the Company believes that anticipated cash flows from future operations and borrowings under the DIP Credit Facility, the Term Loan, and the Program should provide sufficient liquidity for the Company to meet its debt service requirements, satisfy covenants under the financing agreements and fund ongoing operations and capital improvements, there can be no assurance these or other possible sources of liquidity will be adequate. The Company makes capital expenditures for the replacement of existing plant and equipment, compliance with environmental regulations, and the upgrading and improvement of manufacturing facilities. The Company's capital expenditures for the nine months ended July 31, 1999 were $10.4 million compared to $17.9 million in the nine months ended July 31, 1998. For fiscal year 1999, the Company expects capital expenditures, excluding capitalized interest, to total approximately $4.0 million for environmental projects and expenditures for the replacements, upgrading and improvement of facilities and equipment to total approximately $11.7 million. Although the Company expects to benefit from improved operating performance related to its capital investments, there can be no assurance that any or all of these potential cost savings will be realized.

  The Company's recent losses from operations, significant stockholders deficit and the related Chapter 11 filing raise substantial doubt about the Company's ability to continue as a going concern. Realization of the carrying amounts of the Company's and classification of its liabilities is dependent upon, among other things the ability to comply with debtor-in-possession financing agreements, the ability to achieve profitable operations, and the ability to generate sufficient cash flow from operations to meet its obligations.

  The Company was unable to make its April 15, 1999, interest payment of $12.8 million due on the First Mortgage Notes. The Company was also unable to cure that default by May 15, 1999, which date represented the expiration of the 30-day cure period from the original interest payment due date. The Bankruptcy Code generally prohibits the Company from making payment on prepetition debt, including the First Mortgage Notes, except pursuant to Bankruptcy Court approval.

  Under the terms of the bankruptcy case, liabilities in the amount of approximately $228.0 million are subject to compromise under a plan of reorganization. Pursuant to the provisions of the Bankruptcy Code and during the pendency of the bankruptcy proceeding, actions to enforce or otherwise effect repayment of prepetition liabilities, as well as all pending litigation against the Company, are stayed while the Company continues its business operations as debtor-in-possession. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

   On July 20, 1999, the Bankruptcy Court granted the Company's motion to approve a new $65 million debtor-in-possession credit facility. The DIP Credit Facility expires on the earlier of the consummation of a plan of reorganization or July 6, 2000. The DIP Credit Facility replaced the Company's prepetition
revolving credit facility.   The DIP Credit Facility is secured by raw
materials, work-in-process, finished goods inventory, and the Company's trade accounts receivable. Actual borrowing availability is subject to a borrowing base calculation and the right of the lender to establish reserves, which it has done in the amount of $2.5 million. The amount available to the Company under the DIP Credit Facility is the aggregate of 85% of eligible accounts receivables, and 64% of eligible inventories (up to an aggregate of

$40 million), less reserves on the various collateral established by the lender. Borrowing availability under the DIP Credit Facility is also subject to compliance with certain covenants. As of July 31, 1999, the Company's eligible inventories and accounts receivable supported access to $48.8 million under the Credit Facility. As of July 31 1999, the Company had a net availability of $16.8 million under the DIP Credit Facility. The Company recorded $350,000 for debt issuance cost of the DIP Credit Facility, which is being amortized over a one-year period.

   On July 20, 1999, the Bankruptcy Court also granted the Company's motion to approve a new debtor-in-possession agreement in the aggregate principal amount of $17.1 million. The Term Loan is secured by the property, plant and equipment, and certain other collateral of the Company. All loans are payable one year from the initial advance. Upon entry of the bankruptcy interim order on July 7, 1999, the Bankruptcy Court approved the advance of $6.4 million to the Company and $9.0 million was advanced upon entry of the bankruptcy final order on July 20, 1999, less approximately $800,000 which has been retained by the lender pending resolution of certain collateral issues. An additional $2.5 million will be advanced after November 1, 1999 upon request of the Company. Such amounts may be reduced by certain reserves in respect of existing liens on collateral and are subject to compliance with certain covenants. The Company recorded $247,000 for debt issuance cost of the Term Loan, which is being amortized over a one-year period.

  On July 20, 1999, the Bankruptcy Court also approved a Preferred Supplier Continuous Credit Program. The Program provides that (a) selected suppliers that offer postpetition credit terms at least equal to the lesser of twice the number of days that are listed as "current trade term days" (but not less than 30 days) or 45 days, and (b) any suppliers that have not been pre-selected that offer postpetition credit terms of at least 45 days, and, in each case, for a continuous period of at least 6 months, shall be entitled to liens with superpriority administrative expense status on all postpetition credit extended to the Company under the Program. Such liens are senior to the First Mortgage Noteholders' prepetition liens, but subordinate to Bankruptcy Court approved debtor-in-possession financing and certain professional and administrative fees and expenses. In addition, so long as continuous credit is provided, a participant is entitled to a credit extension fee of up to 50% of the participants prepetition claim, if any, payable after 6 months over a 30 month period. The maximum amount of postpetition credit eligible to receive credit extension fees is $15 million and the Company may pay up to a maximum of $7.5 million in credit extension fees to selected suppliers that participate in the Program

  Although the Company believes that anticipated cash flows from future operations and borrowings under the DIP Credit Facility, the Term Loan, and the Program should provide sufficient liquidity for the Company to meet its debt service requirements, satisfy covenants under the financing agreements and fund ongoing operations and capital improvements, there can be no assurance these or other possible sources or liquidity will be adequate.

  Given current market conditions, the levels of debt and associated interest expense, required capital expenditures and improvements and the potential realization of loss contingencies, the Company believes that it will continue to incur losses in fiscal 1999. If the level of foreign imports is not reduced and if the Company is unable to increase sales and pricing, continue to reduce costs, implement productivity improvements, comply with the covenant requirements contained in the Company's financing documents and maintain its borrowing availability under the DIP Credit Facility and the Term Loan, the Company may not have sufficient liquidity and capital resources to meet its projected fiscal year 1999 requirements. As a result, the Company has been evaluating when it will commence the bosh reline project, discussed under "Capital Investments" in Item 1, Part I of the Company's Form 10-K for the year ended October 31, 1998, and is developing a restructuring plan to improve operating results and to increase its financial flexibility. The evaluation has determined that certain refractories maintenance techniques may allow the project to be deferred for at least one more year. This estimate could be affected by unseen deterioration of the bosh lining. A failure of the blast furnace would have a material adverse effect on the Company. The Term Loan covenants do not allow capital expenditures related to steel making activities including the bosh reline project.

   On April 21, 1995, the Company completed the Acquisition (see the Business section of Item 1 of Form 10-K for the year ended October 31, 1998) of substantially all the assets and the assumption of certain liabilities of the Gadsden, Alabama facilities of Gulf States Steel, Inc. of Alabama (the "Predecessor of the Company") from the Brenlin Group. In connection with the Acquisition, GSS Holdings Corp ("GSS Holdings") issued certain promissory notes to Capital Resource Lenders II, L.P. as a part of a related transaction. Although the Company has no obligation with respect to the promissory notes, GSS Holdings is required to make payments thereon in accordance with the respective terms thereof, for which the source of funds was expected to be dividend distributions or loans from the Company. The promissory notes require GSS Holdings to cause the Company to pay dividends to GSS Holdings to the maximum extent allowed under the terms of the First Mortgage Notes Indenture and applicable law until the GSS Holdings notes are repaid in full. No dividends are payable by the Company as of July 31, 1999. In addition, in connection with the Acquisition, GSS Holdings issued a promissory note to the seller for which the source of funds for repayment was also expected to be dividend distributions or loans from the Company. There have been no cash payments required or made on the seller note through July 31, 1999. As noted above, the Company is prohibited from making payments with respect to prepetition debt, except pursuant to Bankruptcy Court approval.

YEAR 2000 ISSUE

  The Company has conducted an assessment of its exposure to disruption associated with the Year 2000 issue. Many of its computer based transactional business systems are subject to potential failure. The Company believes that it could be materially affected by such failures. In addition, certain process control systems are also exposed. The Company is also vulnerable to third-party failures to correct their systems. In order to assess third-party compliance and progress on this issue, the Company has canvassed its suppliers. The Company believes that no material contingencies exist that would require it to modify its products.

  As previously reported in the Company's Form 10-K for the fiscal year ended October 31, 1998, the Company has recognized the serious nature of its exposure under the Year 2000 Issue and has developed a modification plan that will minimize this exposure. It has budgeted approximately $11.7 million (of which $9.1 million is expected to be capitalized) for the purchase of Year 2000 compliant software and consultant support all of which is expected to be funded through operating cash flows and borrowing on its DIP Credit Facility. The primary purchased software is for an enterprise resource planning system which will provide enhanced productivity and customer service benefits in addition to mitigating potential consequences of the Year 2000 problem. Through July 31, 1999, the Company has incurred expenditures for software and consultant support of $11.4 million and has spent another $1.1 million for contractors to rewrite existing systems. Those activities were initiated in late 1996 for all business systems. The Company believes that the costs to rewrite existing systems, which will be expensed as incurred, are not expected to have a material effect on its results of operations.

  The Company implemented the final phase of the Year 2000 project on August 2, 1999, which is prior to any anticipated impact on its operating systems. A team of information systems personnel has evaluated the progress and has developed contingency plans that ensure the continued operation of the business. The Company appointed a task force to further evaluate and develop action plans for minimizing the impact of the Year 2000 Issue on its process control systems. The appointed task force has identified a minor system fault that is being remediated at this time. The Company believes the project will be completed on time and the risk of loss is minimal.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS
         ------------------


   On July 1, 1999, the Company filed a voluntary petition seeking reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for Northern District of Alabama, Eastern Division. The Company's operating results for fiscal 1998 and for the first three fiscal quarters of 1999 were severely affected by, among other things, a dramatic surge in steel imports beginning in the summer of 1998. As a consequence of record-high levels of low-priced steel imports and the resultant deteriorating market conditions, the Company's overall price realization and shipments declined. Decreased liquidity made it impossible for the Company to service its debt and fund ongoing operations. Therefore, the Company sought protection under Chapter 11 of the Bankruptcy Code.

ITEM 2.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------


  The Company did not make its interest payment of approximately $12.8 million due April 15, 1999 on the Company's First Mortgage Notes, due in 2003. The Company was also unable to cure that default by May 15, 1999, which date represented the expiration of the 30-day cure period from the original interest payment date, which resulted in a default under the terms thereof. As described above, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on July 1, 1999. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, prepetition debt, including the First Mortgage Notes, except pursuant to Bankruptcy Court approval.

ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a) (10.1) Postpetition Loan and Security Agreement dated July 1, 1999, among Gulf States Steel, Inc. of Alabama, Fleet Capital Corporation, as agent, and certain financial institutions listed therein

     (10.2) Financing Agreement, dated as of July 1, 1999, among Gulf States Steel, Inc. of Alabama, Ableco Finance LLC, as agent, and certain lenders listed therein.

     (10.3) Final Order Pursuant to 11 U.S.C. (S)(S) 105(a), 364(c)(1), (c)(3)
     and (d)(1) (I) Authorizing Debtor to Obtain Trade Credit from Suppliers Secured by Lien on Debtor's Assets with Administrative Expense Priority, and (II) Authorizing Debtor to Pay Credit Extension Fees, signed and dated July 20, 1999, by the United States Bankruptcy Court, Northern District of Alabama, Eastern Division, In the Matter of Gulf States
     Steel, Inc. of Alabama, as debtor, in Bankruptcy Case No. 99-41958-JSS-11, with accompanying Exhibit of Terms

     (27) Financial Data Schedule

(b)  (1)  Form 8-K was filed on April 19, 1999

     (2)  Form 8-K was filed on May 28, 1999

     (3)  Form 8-K was filed on July 15, 1999

     (4)  Form 8-K was filed on September 10, 1999

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


                                GULF STATES STEEL, INC. OF ALABAMA
                                ----------------------------------
                                                  (registrant)


                                By:  /s/ Robert Schaal
                                   ---------------------------------
                                   Robert Schaal
                                   Chairman & Chief Executive Officer
                                   (Principal Executive Officer)



Dated: September 20, 1999       By:  /s/ James R. Grimm
                                   ---------------------------------
                                   James R. Grimm
                                   Senior Vice President & CFO
                                   (Principal Financial and Accounting Officer)