Form 10-K
period 1999-10-31
GULF STATES STEEL INC /AL/
filed 2000-01-28
CIK 945530

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

(Mark One)
  X    Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange
-----
Act of 1934 for the Fiscal Year ended October 31, 1999.
                                      OR
____   Transition report pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 for the transition period from __________________ to
___________________

Commission file Number 33-92496
                       --------

                      GULF STATES STEEL, INC. OF ALABAMA
                      ----------------------------------
                   (Debtor-in-Possession as of July 1, 1999)
            (Exact name of registrant as specified in its charter)

Alabama                                  63-114 1013
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

174 South 26th Street
Gadsden, Alabama                         35904-1935
---------------------------------        ------------------------------------
(Address of principal executive          (Zip Code)
offices)

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

Documents incorporated by reference:
1) Schedule 14A - Proxy Statement dated January 31, 2000, incorporates by reference information required by Part III.

                      GULF STATES STEEL, INC. OF ALABAMA
                                   FORM 10-K

                               TABLE OF CONTENTS

Item                                                                 Page
----                                                                 ----
                                    Part I

1.  Business........................................................   3
2.  Properties......................................................  20
3.  Legal Proceedings...............................................  20
4.  Submission of Matters to a Vote of Security Holders.............  20

                                    Part II

5.  Market for the Registrant's Common Equity and Related
    Stockholder Matters.............................................  21
6.  Selected Financial Data.........................................  22
7.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations.....................................  23
7A. Quantitative and Qualitative Disclosure about Market Risk.......  30
8.  Financial Statements and Supplementary Data.....................  31
9   Changes In and Disagreements with Accountants on
      Accounting and Financial Disclosure...........................  65

                                   Part III

10. Directors and Executive Officers of the Registrant..............  65
11. Executive Compensation..........................................  65
12. Security Ownership of Certain Beneficial Owners and Management..  65
13. Certain Relationships and Related Transactions..................  65

                                    Part IV

14. Exhibits, Financial Statement Schedules, and Reports on
      Form 8-K......................................................  66

Forward - Looking Statements
----------------------------

     This Annual Report on Form 10-K may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. The words such as "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Such statements are based on management's current assumptions and expectations and are subject to a number of factors and uncertainties which could cause actual results or business conditions to differ materially from those described in the forward-looking statements. There can be no assurance that actual results or business conditions will not differ materially from those anticipated or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the size and timing of significant orders, as well as deferral of orders, over which the Company has little control; the variation in the Company's sales cycles from customer to customer; increased competition posed by other steel producers, both domestic and foreign; changes in pricing policies by the Company and its competitors; the need to secure or build manufacturing capacity in order to meet demand for the Company's products; the Company's success in expanding its sales programs and its ability to gain increased market acceptance for its existing product lines; the renewed increase of foreign steel imports at extremely low prices; the continued access to and adequacy of the Debtor in Possession Credit Facility and the Term Loan (as such terms are defined below); the gain or loss of significant customers; the ability to complete the Company's capital improvement program and successfully produce its products; shortages in the availability of raw materials from the Company's suppliers; fluctuations in price and availability of energy; the costs of environmental compliance and the impact of government regulations; the Company's relationship with its work force; the restrictive covenants and tests contained in the Company's debt instruments, which could limit the Company's operating and financial flexibility; adverse developments arising from the Company's Chapter 11 of Title 11 ("Chapter 11") of the United States Bankruptcy Code (the "Bankruptcy Code") proceedings; the Company's ability to successfully reorganize under Chapter 11; and general economic conditions.

                                    PART I
                                    ------

ITEM 1.  BUSINESS
-------  --------

General

     Gulf States Steel, Inc. of Alabama (the "Company") owns and operates a fully integrated steel mill in Gadsden, Alabama, which has been a leading producer of steel products in the Southern United States since its inception in 1904. The Company manufactures a wide range of hot-rolled, cold-rolled and galvanized steel sheet and plate products and has an annual finished steel production capacity of approximately 1,000,000 tons. For the fiscal year ended October 31, 1999, the Company shipped approximately 240,700 tons of hot-rolled sheet, 161,600 tons of cold-rolled sheet, 110,400 tons of galvanized sheet, and 333,200 tons of plate products, resulting in sales of approximately $320.5 million, and operating loss per ton shipped of approximately $59.

          During its over 90 years of service to the Southern market (consisting of the states of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas), the Company has developed a number of long-standing customer relationships by providing quality products and excellent customer service. The Company's relationships with many of its approximately 300 customers, the largest of which accounted for less than 10% of sales in fiscal 1999, span more than 25 years. Unlike large steel companies which often sell up to 20% of their output to a single national automotive or appliance customer, the Company sells its products to a much more diversified customer base. Representative end users of the Company's sheet products include manufacturers of commercial and residential building products, water heaters, lawn and garden equipment, liquid propane tanks, recreational equipment, furniture and culvert pipe.

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

Segment Reporting

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 had no impact on the Company's financial position, results of operations, or cash flows.

     The Company operates in one business segment with four primary product lines: hot-rolled products, cold-rolled products, galvanized products and plate products.

     Hot-rolled products begin as slabs and are processed through the hot strip mill. This process reduces the thickness of the metal to customer specifications while improving its qualities. When the metal has obtained the desired thickness and strength it is rolled into a coil as a finished product. Hot-rolled products made up 22.3%, 23.9% and 26.2% of the Company's sales in 1999, 1998, and 1997, respectively.

     Cold-rolled products begin as a hot-rolled coil. These items are then processed through the cold strip mill (tandem mill) which reduces the metal to the desired thickness. The metal then goes through an annealing and temper process to restore its flexibility and to obtain the qualities the customer has specified. Once the metal has obtained all of the desired qualities it is rolled into a coil as a finished product. Cold-rolled products made up 19.1%, 13.6%, and 16.4% of the Company's sales in 1999, 1998, and 1997, respectively.

     Galvanized products begin as a hot-rolled coil or a cold-rolled coil which are then coated with zinc. These items are recoiled as a finished product. Galvanized products made up 16.0%, 17.1%, and 17.5% of the Company's sales in 1999, 1998, and 1997, respectively.

     Plate products begin as slabs and are processed through the plate mill. Plate slabs are reheated and passed through a series of fast moving rolls which makes the slab longer and thinner as it passes through the mill. The plate is finished to the customers specified thickness and then cut to the specified widths and lengths. Plate products made up 39.7%, 43.9%, and 38.0% of the Company's sales in 1999, 1998, and 1997, respectively.

     The remaining sales of 2.9%, 1.5%, and 1.9% in 1999, 1998, and 1997, respectively, are from sales of coke, slabs and by-products.

     Net sales by product line are as follows (dollars in thousands):

                        Year ended October 31,
                    -------------------------------
                      1999       1998       1997
                    ---------  ---------  ---------
     Hot-Rolled      $ 71,461   $ 97,142   $114,548
     Cold-Rolled       61,155     55,460     71,637
     Galvanized        51,226     69,599     76,313
     Plates           127,120    178,525    166,060
     Other              9,488      6,280      7,952
                     --------   --------   --------

     Total           $320,450   $407,006   $436,510
                     ========   ========   ========

     The Company does not have any foreign sales, and all of the Company's tangible assets are located in the continental Unites States.

Chapter 11 Bankruptcy Filing

     The Company's operating results for fiscal 1998 and fiscal 1999 were severely affected by, among other things, a dramatic surge in steel imports beginning in the summer of 1998. As a consequence of record-high levels of low-priced steel imports and the resultant deteriorating market conditions, the Company's overall sales prices and shipments declined thereby causing a decrease in liquidity and profitability. The decreased liquidity made it impossible for the Company to service its then existing debt and fund ongoing operations. As a result, on July 1, 1999, the Company filed a voluntary petition seeking reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for Northern District of Alabama, Eastern Division (the "Bankruptcy Court"). Although the Company's reorganization plan has not been finalized, the Company has implemented a restructuring program to reduce costs, improve operating efficiencies and increase financial flexibility.

     The Company is in possession of its properties and assets and continues to operate with its existing directors and officers as a debtor-in-possession. As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court. Pursuant to the provisions of the Bankruptcy Code, as of the petition date, actions to collect prepetition indebtedness owed by the Company are stayed and other prepetition contractual obligations may not be enforced against the Company. In addition, as a debtor-in-possession, the Company has the right, subject to the Bankruptcy Court's approval and certain other conditions, to assume or reject any prepetition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting such contracts or leases or from the filing of claims, and no provisions have been made for these items. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the debtor as of the filing date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and amicably resolved or adjudicated before the Bankruptcy Court. The Bankruptcy Court set November 29, 1999 as the Bar Date. The Bar Date is the date by which all claims must be filed against the Company. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

     The Bankruptcy Court has approved payment of certain prepetition liabilities such as employee wages and benefits. These items are recorded as
accounts payable and accrued expenses not subject to compromise.   Furthermore,
the Bankruptcy Court has allowed for the retention of legal and financial professionals to advise in the bankruptcy proceedings. These fees are expensed as incurred and recorded in restructuring expenses. As further described in the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Conditions and Results of Operations" below, on July 20, 1999, the Bankruptcy Court also approved a $65 million debtor-in-possession credit facility (the "DIP Credit Facility"), a $17.9 million Term Loan (the "Term Loan"), and a Preferred Supplier Continuous Credit Program (the "Credit Program").

     The Company intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's business and to restructure the Company's obligations. Under the provisions of the Bankruptcy Code, the Company has the exclusive right to file such plan at any time during the 120-day period following July 1, 1999. The Company filed a motion to extend the exclusive period to February 29, 2000. On October 25, 1999, the motion to extend the exclusive filing time period for the Company was granted by the Bankruptcy Court. A committee, representing holders (the "Ad Hoc Noteholders Committee") of the Company's 13 1/2% Series B First Mortgage Notes due 2003 (the "First Mortgage Notes") has been granted the right, in exchange for permitting the subordination of the liens securing the First Mortgage Notes to the liens securing the collateral under the Term Loan, to file a Chapter 11 plan of reorganization on the earlier of (a) the 305/th/ day (April 30, 2000) after the Company's Chapter 11 filing, unless the Company has failed to file a plan of reorganization by the 244/th/ day (February 29, 2000) after its bankruptcy filing, in which case the Ad Hoc Noteholders Committee may file a plan of reorganization on the 245/th/ day (March 1, 2000), or (b) the first to occur of
(i) certain financial covenant defaults or (ii) 30 days after an uncured default under the Term Loan.

     Due to the lack of sufficient liquidity, the Company did not make the April 15,1999, interest payment of $12.8 million due on the First Mortgage Notes. The Company was also unable to cure that default by May 15, 1999, which date represented the expiration of the 30-day cure period from the original interest payment due date. The Bankruptcy Code generally prohibits the Company from making payments on prepetition debt, including the First Mortgage Notes, except pursuant to Bankruptcy Court approval. As a result, the interest payment of $12.8 million that was due on October 15, 1999, was also not made. State Street Bank & Trust Company, as indenture trustee with respect to the First Mortgage Notes, and the Ad Hoc Noteholders Committee entered a stipulation with the Bankruptcy Court with respect to the adequate protection of the lien securing the First Mortgage Notes and the subordination of such liens securing the advance under the Term Loan and the Credit Program.

     As a result of the filing of the voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code, liabilities in the amount of approximately $235.8 million are subject to compromise under a plan of reorganization. Pursuant to the provisions of the Bankruptcy Code and during the pendency of the bankruptcy proceeding, actions to enforce or otherwise effect repayment of prepetition liabilities, as well as all pending litigation against the Company, are stayed while the Company continues its business operations as debtor-in-possession. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

     Although the Chapter 11 filing raises substantial doubt about the Company's ability to continue as a going-concern, the accompanying financial statements have been prepared on a going-concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going-concern and in the normal course of business. However, this realization is dependent upon, among other things, the Company's ability to comply with debtor-in-possession financing arrangements, confirmation of a plan of reorganization, the ability to achieve positive gross margins, and the ability to generate sufficient cash flow from operations to meet obligations. A plan of reorganization could materially change the amounts currently disclosed in the financial statements.

     The financial statements do not present the amount which may ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 case. Under Chapter 11, the rights of, and ultimate payment by the Company to, prepetition creditors may be substantially altered. This could result in claims being liquidated in the Chapter 11 proceeding at less than 100 percent of their face value. At this time, because of the material uncertainties, prepetition claims are carried at face value in the accompanying 1999 financial statements as Liabilities Subject to Compromise. Further information about the financial impact of the Chapter 11 filing is set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Notes to Financial Statements.

Emergency Steel Loan Guarantee Act

     On August 17, 1999, President Clinton signed Public L. No. 106-51, The Emergency Steel Loan Guarantee Act of 1999 (the "Loan Guarantee Act"). The Loan Guarantee Act will provide guarantees for up to $1 billion in loans to qualified steel and iron ore companies, with no company receiving guarantees of more than $250 million. These loans will be made by private sector lenders, with the Federal Government providing a guarantee for up to 85 percent of the amount of the principal of the loan. A loan guarantee may be issued upon application to the Emergency Steel Guarantee Loan Board (the "Loan Board") by a private banking or investment institution which has committed to enter into an agreement to provide a loan to a qualified steel company. There are several requirements for applicants:

     (1) Credit is not otherwise available to the qualified steel company under reasonable terms or conditions sufficient to meet its financing needs.
     (2) The prospective earning power of the qualified steel company, together with the character and value of the security pledged, must furnish reasonable assurance of repayment of the loan to be guaranteed.
     (3) The loan to be guaranteed must bear interest at a rate determined by the Loan Board to be reasonable.
     (4) The qualified steel company must agree to an audit by the General Accounting Office, or its designee, and an independent auditor acceptable to the Loan Board, prior to the issuance of the guarantee and annually thereafter while the guarantee is outstanding.
     (5) The qualified steel company may have no debt outstanding to the Federal government (including environmental fees assessed by the U.S. Environmental Protection Agency (the "EPA")).

     The Company is addressing the following issues in order to form a plan of reorganization and present an application under the Loan Guarantee Act by: (i) preparing a business plan to demonstrate that there is reasonable assurance the federal guaranteed loan can be repaid; (ii) obtaining the consent of the holders of the First Mortgage Notes for collateral to be used; (iii) obtaining a lender to provide the loan and to apply for the government guarantees; (iv) reaching an agreement with the United Steelworkers of America concerning the existing contract which will expire in October 2000; (v) reaching an agreement with the EPA regarding pending litigation concerning the Clean Water Act and potential claims concerning the Comprehensive Environmental Response, Compensation and Liability Act of 1980; (vi) submitting a Loan Guarantee Act application no later than January 31, 2000.

The Company has engaged McDonald Investments, Inc., an investment banking entity, to find a qualified lender and to file the application for the Loan Guarantee Act guarantee. The Company plans to use a substantial portion of the loan proceeds secured through the Loan Guarantee Act to upgrade facilities in order to become more competitive in the market (see "Capital Investments" section below). There can be no assurance that the Company will be successful in meeting the eligibility requirements under the Loan Guarantee Act or that it can obtain a qualified lender.

Manufacturing Process

     The Gadsden mill is a fully-integrated steel mill, i.e., the steel-making process begins with iron ore and ends with a finished or semi-finished steel product. To begin the process, the Company purchases iron ore pellets, limestone and coal. The coal is subsequently processed into metallurgical coke in the Company's multi-oven, oxygen-free coke batteries. Then, iron ore pellets and limestone are added to the coke and are smelted together in the Company's blast furnace resulting in the manufacture of molten iron. The molten iron is placed into one of the Company's basic oxygen furnace ("BOF") vessels, together with steel scrap, where it is refined with oxygen to produce molten steel to the chemical specifications of a particular customer. In the ladle metallurgy facility ("LMF"), certain metallic alloys, which impart their own particular metallurgical qualities, are added to the molten steel. The molten steel is then poured into the continuous caster for casting into steel slabs. These slabs are later reheated and hot-rolled into coiled sheet products in the hot strip mill, or into flat plates in the plate mill. Coiled hot-rolled sheets may be further processed by a variety of finishing steps, which include cold-rolling, annealing, temper rolling and galvanizing. Substantially all of the cold-rolled and galvanized products are processed through the annealing and cold temper rolling finishing steps.

Customers and Markets

     The Company produces quality products in smaller volumes, narrower widths, and lighter gauges than its larger competitors. The Company believes that it is the largest supplier of steel plate and a major supplier of steel sheet products to steel service centers and original equipment manufacturers ("OEM's") in the southern market. The Company has developed a base of approximately 300 customers, the largest of which accounted for less than 10% of total shipments in fiscal 1999. The Company's relationships with many of its customers span more than 25 years.

     Although competitive pricing is a key factor in all customers' purchasing decisions, the Company believes that many customers regard the Company as their preferred supplier due to the levels of service and quality the Company provides. Lower freight costs, short lead times, timely deliveries, close proximity to certain key markets and an understanding of local markets contribute to the Company's competitive strength and its reputation for service. As one of only five steel sheet producers and two steel plate producers in the southern market, the Company believes that it enjoys a competitive advantage compared to its more distant competitors which typically must absorb between $15 and $25 per ton of extra freight costs in order to compete in the southern market. However, two additional plate mills will be entering the southern market in Mobile, Alabama and Hertford County, North Carolina. Foreign steel producers have always competed in the southern market; however, recently the market has been negatively affected by foreign steel imports sold at extremely low costs. See the section on "Competition" set forth in Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations".

     The Company believes that the southern market offers substantial long-term prospects for steel manufacturers due to its favorable growth characteristics. The populations of seven of the ten states in the southern market are projected by the U.S. Bureau of the Census to grow at a rate in excess of the U.S. average growth rate. States in the southern market also generally maintain a lower cost of living and lower tax burdens than the rest of the United States. The Company believes that all of these factors will serve to attract businesses and workers to the region, increase consumption and help to maintain the region's strong growth characteristics.

     Several major car manufacturers have opened automobile plants in the southern market. These include Nissan and General Motors in Tennessee, BMW in South Carolina and Mercedes-Benz in Alabama. In addition, Honda has announced the construction of an auto assembly plant within 25 miles of the Company's location, due for completion in 2002. Although the Company does not directly sell its products to automobile manufacturers, the automobile plants in the southern market contribute dramatically to regional steel demand, including the steel products of OEM's and other light industrial manufacturers which the Company supplies.

Capital Investments

     Since 1986, the Predecessor and the Company have made significant capital expenditures to modernize facilities, increase manufacturing capacity, improve operating efficiencies and maintain environmental compliance. The most important of these improvements was the installation of the single strand continuous caster and the LMF in 1990, and a major blast furnace upgrade and reline in 1989. These investments have allowed the Company to increase its production and shipping rates from 864,000 tons in fiscal 1989 to 938,000 tons in fiscal 1998. The Company shipped 845,900 tons in fiscal 1999 which was 92,100 tons less than fiscal 1998. Lower shipments were mainly a result of a depressed market. During fiscal 1999, the Company completed its business process reengineering project and 95% of the plate mill setup computer project. In addition, the Company began preparation for the repair of the blast furnace. Total expenditures on these projects during fiscal 1999 were $6.9 million.

     As part of the Company's long-range strategic plan, major capital projects are planned. The major capital projects of fiscal 2000 are anticipated to be blast furnace bosh repairs and installation of a tilting runner which will require the blast furnace to be shut down for approximately 28 days. The Company is currently evaluating when it will commence the bosh reline project, but anticipates that it will be in the fall of 2000. The project was originally scheduled for fiscal 1999, but the Company's cash constraints required that it be postponed. The Company's maintenance practices have allowed the bosh to be stabilized such that operating activities are not adversely impacted. However, should the bosh suffer further deterioration such that relining is necessary, the Company expects to have all materials on hand to perform the reline and hire contractors to perform the reline, provided that financing is available, there is a waiver obtained under the current term loan, and that liquidity, at that time, is sufficient. In addition, if the repair of the bosh occurs during a period of favorable market conditions, the Company may be unable to participate in such a favorable market. The Company expects to spend approximately $7.9 million on this project during fiscal 2000 and approximately $1.9 million in fiscal 2001. In addition, management has identified several capital investment opportunities which it believes will allow the Company to further reduce production costs, increase production and shipping capacity, and improve product quality. The most significant capital expenditures include: (i) installation of additional galvanizing capacity; (ii) installation of a new pickle line; (iii) improvements in caster segments; (iv) installation of a walking beam furnace and slab handling facility; and (v) several other projects, including the reline of a stove at the blast furnace. The Company estimates that the foregoing capital expenditures will cost in excess of $170 million. As part of the plan of reorganization, the Company is in the process of obtaining the financing for these projects and such projects will be commenced only if and when financing can be obtained. If these capital projects are successfully completed, the Company believes it will be able to increase its annual production and shipping capacity, further reduce costs, enhance product quality, improve its product mix and, thereby, increase profitability (assuming other factors remain constant). There can be no assurance, however, that the Company will obtain such financing for these projects or that liquidity will be available to complete the bosh reline project. If such financing is not obtained and liquidity is not available to complete such projects, the Company may be at risk for a major failure of the blast furnace, experience declines in volume and experience other negative financial impacts.

Raw Materials, Energy and Related Services

     The Company is an ore-based integrated steel producer that purchases its raw materials in the open market from multiple sources through competitively bid contracts.

Iron Ore. The Company uses iron ore pellets and lump iron ore to produce the iron used in its steel-making operations. The Company expects to continue purchasing approximately one half of its requirements from Canada and the remainder from South America at or below prevailing world market prices. The iron ore is shipped to Mobile, Alabama by seagoing vessels, where it is unloaded at the Alabama State Docks. The majority of the pellet and lump ore inventory is held at this location until needed by the Company. The ore is then loaded into dedicated unit trains and delivered to Gadsden by rail.

Coal. The Company's steel-making operations require a substantial amount of high and medium volatile metallurgical grade coal. Coal is burned in the Company's coke ovens, which produce coke that is utilized in the blast furnace to assist in melting the iron ore. Over the years, the Company has obtained its coal from several producers under negotiated annual supply contracts. The Company believes that it has realized significant savings by producing coke from coal in the Company's coke ovens as opposed to purchasing coke directly from suppliers.

Limestone. The Company uses limestone to produce molten iron in the blast furnace and molten steel in its steel making operations. The Company obtains its limestone, by truck, from three suppliers in Alabama pursuant to short-term supply contracts or in spot buys. As limestone is abundant in Alabama, the Company has not had, nor does it expect to have, any availability problems in the future.

Oxygen. The Company's steel operations consume large amounts of oxygen. The Company purchases its oxygen from an air separation plant located on the Company's premises (the "Oxygen Facility") which is owned and operated by the oxygen supplier. The Company's contract to purchase oxygen from the Oxygen Facility expires in December 2012. In connection with the Company's Chapter 11 filing, the Company has the option to reject, accept or modify this contract.

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

Electricity. The Company purchases the majority of its electrical requirements from Alabama Power Company under an open-ended contract. This contract provides for price increases tied to the cost of fuels used by the utility to produce electricity, which must be approved by the Public Service Commission of Alabama. The Company co-generates approximately 20% of its electric power requirement. Historically, the Company has been adequately supplied with electricity and does not anticipate any curtailment in its operations resulting from energy shortages.

Natural gas. The Company uses natural gas in its reheat operations and at the blast furnace. Natural gas is purchased at spot prices at the wellhead in the Southeastern United States and is transported to the mill through local pipeline distribution networks pursuant to transmission contracts. Historically, the Company has been adequately supplied with natural gas. The Southeast region of the United States has substantial deposits of natural gas, and the Company expects an adequate supply of natural gas to be available.

Transportation. Shipments of coal and iron ore pellets to the Gadsden mill are made by the Norfolk Southern railroad. The Company owns and maintains railroad tracks on the Gadsden mill's property, on which such shipments arrive.

Competition

     The Company competes with domestic and foreign steel producers on the basis of price, proximity to market, quality and service. The Company's competitors can be divided into four categories: (i) integrated steel mills located within the southern market; (ii) integrated steel mills located outside the southern market: (iii) mini-mills located in the southern market; and (iv) foreign steel mills. To a lesser extent, the Company also competes with mini-mills located outside the southern market.

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

     Integrated steel mills located outside the southern market are primarily midwestern and northern mills of the large domestic steel companies which are high volume producers of wide sheet products primarily targeted at the automotive and appliance industries and heavy gauge, large piece-weight discrete plate. Only a small portion of the flat-rolled steel products sold by these midwestern and northern mills is rolled to the same gauge, width, and in the case of discrete plate, to the same lengths as the Company's steel products. These mills compete in the southern market to the extent that they can offer steel products at competitive prices. However, the Company believes that it enjoys a cost advantage relative to its midwestern and northern competitors, which typically must absorb between $15 and $25 per ton in freight costs in order to compete in the southern market. Furthermore, the Company believes that southern customers prefer to purchase from local producers assuming equivalent pricing.

     Three of the mini-mills located in the southern market, Nucor Corporation ("Nucor"), located in Hickman, Arkansas and Berkeley, South Carolina and Tuscaloosa Steel Corporation ("Tuscaloosa Steel") located in Tuscaloosa, Alabama generally do not compete directly with the Company. Nucor's Hickman mill produces approximately 1.4 million tons of hot-rolled sheet products per year. Whereas the Company produces hot-rolled sheet in gauges of .056 to .312 inches and with a maximum width of 48 inches, Nucor's Hickman mill produces primarily hot-rolled sheet in gauges of .054 to .625 inches and in widths of 36 to 61 inches. The Hickman mill does not currently produce any steel plate products, however, Nucor-Hickman has installed galvanizing and cold-rolling facilities. These facilities came on-line in the first quarter of 1999 and have 500,000 to 600,000 tons of hot-dip galvanizing and 700,000 to 800,000 tons of cold-rolling capacity, depending on product mix. Nucor began offering hot-rolled pickled & oiled product in August 1998. Nucor is selling the 500,000 to 600,000 tons of galvanized sheet products to the building and agricultural markets and consumes 100,000 to 150,000 tons of cold-roll in their own Vulcraft division.

     Nucor's new Berkeley mini-mill, which is now fully operational, is marketing sheet products throughout the Southeast and up the East Coast. This plant has 1.8 million tons of annual capacity with expansion capability to 2.5 million tons. Nucor's stated plan is to sell 40% of this output as hot bands down to .055 inches thick and the balance as cold-rolled, pickled and oiled or galvanized. The new capacity at Nucor-Hickman and Nucor-Berkeley has had an adverse impact on the Company's ability to market hot-rolled bands since the Company can only produce a 500 pounds per inch of width (PIW) hot band compared with Nucor's 1000 PIW.

     In June of 1998, Nucor announced plans to build a $300 million plate mill in Hertford County, North Carolina. This mill will have an annual capacity of
1.0 million tons and will employ more than 300 people. The Hertford mill will produce plate from 0.25 to 2.0 inches thick and up to 120" wide. It will concentrate on the large volume Service Centers and OEM's located up the East Coast. Market conditions have delayed this project however, and it is not expected to start up before 2001.

       Tuscaloosa Steel, owned by British Steel America Inc., produces approximately 500,000 tons of hot-rolled sheet and plate products per year. Recent plans call for a reduction in production of hot-roll and the production of discrete plate up to 2.5 inches. The Company believes that its hot-rolled sheet and plate products are of higher quality than Tuscaloosa Steel's products since the rolling of both hot-rolled and plate products, as well as conversion of stainless steel, are performed at a single mill. The Tuscaloosa mill does not currently produce any galvanized or cold-rolled sheet products. Tuscaloosa Steel has recently completed a capital expenditure program designed to allow it to produce its own slabs and increase its annual production capacity by a minimum of 200,000 tons. This program allows Tuscaloosa Steel to reduce costs and increase capacity, however, product scope and quality will not be substantially affected.

       A fourth mini-mill in the southern market is Trico Steel Company ("Trico") located in Decatur, Alabama. It was recently constructed by a joint venture consisting of LTV, British Steel plc. and Sumitomo Metal Industries, Ltd. This mill began operations during 1997, but has been slow to come up to production capacity due to numerous operating problems. Unlike the existing mini-mills located in the southern market, the Trico mill has equipment capable of producing light-gauge hot-rolled products, and it has an annual pickling capacity of 450,000 tons. The Trico mini-mill is estimated to have an annual capacity of 2.2 million tons, but due to continuing operating problems, it has yet to come close to design capacity. The Company believes that this mini-mill will focus on a different product mix than that which is currently produced by the Company.

       IPSCO Inc. of Regina, Saskatchewan has announced plans to build a mini-mill in Mobile County, Alabama which will produce coil plate .090 to .750 inches thick and up to 96" wide along with discrete plate from .187 to 2.0 inches thick and up to 120" wide. Planned capacity is 1.25 million tons annually and the plant will employ approximately 250 people. IPSCO has stated in the trade press that this mill will be operational in 2001.

       Historically, foreign steel producers have been considerable competitors through their aggressive pricing policies. Foreign steel producers currently provide commodity products such as hot bands and a limited range of plate products. Most of these products are routed to service centers. The Company differentiates itself from its foreign competitors by offering shorter lead times and a broader range of products; however, in 1996 actions by steel producers in Russia, the Ukraine, South Africa and China prompted the Company and another domestic producer to file antidumping actions with the Department of Commerce and the International Trade Commission. Those actions charged that steel plate was unfairly being delivered to U.S. ports at prices less than the cost to produce those products. On December 2, 1997, the U.S. International Trade Commission ruled in favor of the petitioners by a unanimous vote. These cases were resolved by a suspension agreement limiting the tonnage and setting a floor price for cut-to-length steel plate that can be imported from these countries for five years.

     Foreign competition is a significant factor in the U.S. steel industry and has adversely affected prices in the United States and tonnage sold by domestic producers. In January 1999, the White House released a Report to Congress on a Comprehensive Plan for Responding to the Increase in Steel Imports, which stated that:

     "U.S. steel imports surged to record levels in 1998, rising 30 percent in the first ten months of 1998 over the same period [in 1997]. Surges have been higher in key products such as hot-rolled sheets and coils, where imports are up 66.3 percent in the first ten months of this year [1998] compared to the same period [in
     1997]....Steel imports from Japan, Russia and Korea together account for 78 percent of the increase....Foreign steel
     industries have often been supported through government subsidies to encourage expansion or forestall restructuring....As a result,
     [of the Asian financial crisis and the catastrophic drop in demand in Asia], a high volume of shipments has been diverted from Asian to North American markets. Aggravating the situation further, Russian steel exports were shifted from Asian to North American markets.

     Steel import quotas against Russian imports made it difficult to increase Russian exports to the European Union. As a result, steel imports to the United States have surged [in late 1998] to the highest level ever. While demand in the United States has remained strong, U.S. steel producers and workers have been adversely affected by the sharp increase in imports and the resulting price suppression."

     Beginning in the fall of 1998, a series of antidumping and countervailing duty petitions were filed by the domestic steel industry and two unions before the Department of Commerce and the U.S. International Trade Commission concerning imported hot-rolled steel, cut-to-length plate steel, and cold-rolled steel products. Antidumping cases involving hot-rolled steel resulted in a suspension agreement in the spring of 1999 with Russia and Brazil, limiting the volume and setting a price floor for imports of these products for the next five years, and administrative orders against Japan imposing prospective duties ranging from 17%-67%. On November 1, 1999, the Department of Commerce issued a final determination to impose prospective dumping margins of 177% on cold-rolled steel imported from Russia. On December 10, 1999, however, a suspension agreement was entered with Russia limiting the volume and setting a price floor for imports of these products for the next five years. On December 23, 1999, the Department of Commerce reported that overall steel imports declined in November 1999 for the fourth consecutive month to 2.5 million metric tons, a level 29% lower than that reported a year ago. The American Iron and Steel Institute, however, reported earlier in the month that the average capability utilization rate through October 1999 was 82.6%, down from 88.2% in 1998, although October 1999 shipments showed a 12.3% increase from shipment levels in October 1998.

     The Company believes that although the hot-rolled sheet market appears to be stabilizing and that prices are slowly beginning to recover, the plate market has remained weak, due primarily to a reduction in demand and lingering inventory buildups at the service centers because of the volumes of plate steel imported late in 1998 and 1999. On December 14, 1999, however, the Department of Commerce announced proposed final antidumping duty margins on hot-rolled carbon cut-to-length steel plate from France (10.43%), India (72.49%), Indonesia (42.36%), Italy (8.97%), Japan (59.12%), and South Korea (2.98%). On January
19, 2000, the U.S. International Trade Commission issued a final decision finding that France, India, Indonesia, Italy, Japan, and Korea had violated U.S. antidumping law. The duty rates will not be imposed until January 28, 2000, but the U.S. International Trade Commission is expected to adopt the Department of Commerce's margins announced on December 14, 1999. In addition, the U.S. International Trade Commission found that each of these countries, other than Japan, had received unlawful subsidies, for which the following duties also are expected to be imposed on January 28, 2000, by the Department of Commerce:
France (5.56%-6.86%); India (11.25%); Indonesia (15.90% and 47.71%); Italy
(26.12%); and Korea (1.73%).   The Company believes that a favorable decision
will have a positive effect in the plate market, however, antidumping orders imposed in 1992 against Taiwan for carbon steel plate, and cut-to-length carbon steel plate from Belgium, Brazil, Canada, Finland, Germany, Mexico, Poland, Romania, Spain, Sweden, and the United Kingdom will be subject in 2000 to a full sunset review at the U.S. International Trade Commission. In the event that a decision is made to revoke these existing orders, the duties imposed in 1992 would be eliminated, which could have an adverse effect on the Company's sales of plate steel in 2000. On December 29, 1999, the Department of Commerce announced preliminary decisions in the antidumping cases filed by the domestic industry and two unions concerning imported cold-rolled steel: China (8.84% and 23.72%); Indonesia (49.28%); Slovakia (32.83% and 32.83%); Taiwan (14.80%, 4.72%
and 14.80%); Turkey (32.91% and 8.81%). Final duty margins will not be issued by the Department of Commerce and final injury determinations will not be made by the U.S. International Trade Commission for another six months.

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

     As of October 31, 1999, the Company had approximately 1,749 employees. Substantially all of the Company's hourly employees and 42 salaried office and clerical employees are represented by the United Steel Workers of America (the "USWA"). In April 1993, the Predecessor completed negotiation of a collective bargaining agreement with the USWA, which expired on April 1, 1996. This collective bargaining agreement allowed the Company to reduce and redeploy its hourly workforce and established a "gain-sharing" program that permits employees to increase their compensation based upon productivity (as measured by man-hours per ton). On April 1, 1996, the Company agreed upon a contract with the USWA which replaced the previous contract expiring on that date. The new contract was for a term of 54 months expiring on October 1, 2000, and included wage increases, certain benefit increases including other postretirement benefits, changes to local work rules, language restricting the Company from participation in non-represented businesses and gives the USWA representation on the Company's strategic planning committee. The Predecessor experienced a 1 1/2 day work stoppage in 1989, however, the Company has not experienced any work stoppages since. In November of 1999, the Company believes a work "slowdown" occurred.
The Company believes that it has satisfactory relationships with its union-represented employees and the USWA. The Company is currently in negotiations with the USWA regarding the contract expiring in October 2000.

     In accordance with its collective bargaining agreement with the USWA, the Company's profit sharing obligations are based on earnings before taxes, extraordinary items and certain other defined adjustments. The Company is required to contribute each year to the profit sharing pool 16.5% of earnings to its hourly employees. During fiscal year 1997, the Company granted profit sharing to employees of its then consolidated subsidiary, Alabama Structural Beams, Inc. ("ASBI"). Profit sharing payment obligations for the years ended October 31, 1999, 1998 and 1997 approximated $0, $0 and $10,000, respectively.

     The Company provides a defined contribution plan for its hourly employees and a 401(k) savings and investment plan for both hourly and salaried employees. Monthly, the Company funds its obligations under the defined contribution and 401(k) plans. There are no other pension plans. However, the Company sponsors a defined benefit health care plan that provides postretirement medical benefits to full-time employees who have worked 30 years, or have reached the age of 60 with 15 years of service or have reached the age of 65 while in service with the Company.

     In connection with the Chapter 11 filing, the Company offered several of its key executives retention agreements. These agreements provide for the executives to receive continued pay and benefits for specified periods of time, and forgiveness of any debts owed if they are terminated without cause while the Company is in Chapter 11. The agreements also provide bonus amounts and forgiveness of any debts owed if the executive remains with the Company until there is a final order confirming the plan of reorganization.

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

     During 1992, the EPA asserted that a wastewater ditch system on the Company's property should be remediated and "closed" under the Resource Conservation and Recovery Act ("RCRA"). The Predecessor entered a consent decree in settlement of that claim, which required a regulatory "closure" of the ditch. On November 26, 1997, ADEM approved the closure plan for the wastewater ditch system. The requirements of the closure plan are: (1) sediment sampling in the ditch system and (2) groundwater monitoring. Sixty-six sediment samples were taken throughout the system and analyzed in March 1998. Eleven groundwater-monitoring wells were installed and samples taken in February 1998. Based on the results obtained in this sampling, on September 29, 1998, clean closure certification was granted by ADEM releasing the Company from providing financial assurance of closure. The EPA has not yet responded to the closure certification. If clean closure cannot be achieved, the Company estimates the contingent closure costs will be $1.1 million with post-closure costs of $2.7 million ($90,000 annually for 30 years). As part of the settlement of this action, the Company is required to perform a RCRA Facility Investigation of certain solid waste management units ("SWMUs") at the site. The Company submitted a workplan for this investigation to the EPA on May 26, 1999 and is waiting for the agency's comments. The RCRA facility assessment conducted by the EPA identified a total of 41 SWMUs and 6 areas of concern ("AOCs") at the Gadsden facility. Of the 41 SWMUs, two are recommended for confirmatory sampling ("CS"). Of the 6 AOCs, two are recommended for CS. All other SWMUs or AOCs are recommended for no further action ("NFA") or are recommended for action under other regulatory programs.

     The Company faces an enforcement action under the Clean Water Act. The U.S. Department of Justice ("DOJ") notified the Company that it, at the request of the EPA, was prepared to take "appropriate enforcement action in federal court" against the Company for alleged violations of its water discharge permit, and invited the Company to discuss a possible settlement prior to filing suit. The Company opened discussions with the DOJ in an attempt to settle these claims. These discussions resulted in substantial agreement as to certain additional upgrades to the Company's wastewater treatment system, and these upgrades have now largely been completed. On August 28, 1997, while negotiations were ongoing with the DOJ, a 60-day notice of intent to file a citizen suit under the Clean Water Act was sent by one Johnny Williams, a resident of Rainbow City, Alabama. Prior to expiration of the 60-day period, the DOJ filed its action under the Clean Water Act, thus precluding the citizen suit. On October 27, 1997, Mr. Williams moved to intervene in the government's action, and this intervention was allowed by the court. On April 21, 1998, a second motion to intervene was filed by L.E. McGriff and Herbert Patterson, and this motion was also allowed by the court. Despite the filing of this litigation, the Company and the DOJ continued to explore a possible settlement. The DOJ has alleged that over 4,000 potential violations of the Clean Water Act have occurred. On June 8, 1999, the district court issued an order granting DOJ's motion for partial summary judgment holding the Company liable for 1,000 violations of its National Pollution Discharge Elimination System (the "NPDES") permit from May 1995 to September 1998 comprising 4,290 days of violation. Each violation carries a civil penalty of up to $27,500 per day. Almost two-thirds of the exceedances occurred at points internal to the plant. The district court's opinion provides that "the amount of the penalty for violations of the effluent limitations on outfalls along the Company's internal waste streams might be subject to mitigation, given that those outfalls do not discharge directly into waters of the United States." It is the Company's belief that if that is true, such discharges are not regulated by the Clean Water Act and therefore, the Company has no liability for those discharges as a matter of law. In the event a civil penalty is imposed, the Clean Water Act requires the district court to consider the seriousness of the violations, the economic benefits (if any) resulting from the violations, any good faith efforts to comply with the applicable requirements, the economic impact of the penalty on the Company, and such other matters as the DOJ may require in determining the amount of the penalty. On December 11, 1998, the Company filed an expedited petition with the ADEM for a modification of its NPDES permit. If granted, the Company will be in a position to be in compliance with the Clean Water Act at all times of the year. ADEM has not yet acted on that petition.

     In addition, on February 5, 1998, Mr. Williams instituted an action in the Circuit Court of Etowah County, Alabama, individually and as a representative of a putative class of downstream property owners, seeking unspecified damages and injunctive relief on a variety of theories for the alleged diminution of downstream property values and unspecified health hazards as a result of the Company's wastewater discharges. The Company believes the claims of Mr. Williams are without merit, and that no class should be certified. On motion of the Company, this action has been stayed pending possible resolution of the Clean Water Act enforcement action.

     During negotiations with the DOJ over the Clean Water Act matter described above, the DOJ raised remediation of Black Creek as a possible issue. The EPA conducted a Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") Site Investigation in two phases, the first in June 1997 and the second in December 1997. Analyses of surface water samples indicated elevated levels of zinc. Analyses of sediment samples indicated elevated levels of inorganic constituents, primarily lead and zinc. Zinc contamination was found to be widespread in Lake Gadsden sediments, not limited to discrete areas of the lake. The EPA compiled its data into a CERCLA Site Investigation Report on September 30,1998. The levels of metals in the sediment generally increase with depth, indicating historical discharges are a greater contributor to the elevated levels. The EPA has made no determination of what remediation, if any, will be necessary. On December 23, 1998, as a result of a routine file review at the ADEM, the Company was provided with a November 30, 1998, e-mail message from the EPA Task Monitor addressed to a member of the public. That e-mail reported that the Gulf States Steel Site Investigation Report was referred from EPA's Emergency Response and Removal Branch to the EPA Superfund Remedial Program for evaluation and potential remediation, but reported that "the time frame for this is uncertain." Although certain core samples were taken at Lake Gadsden more than two years ago, the EPA has initiated no enforcement action regarding this matter, although on November 24, 1999, the United States filed a Proof of Claim on behalf of the United States seeking approximately $280,000 in alleged prepetition unreimbursed CERCLA response costs to test and evaluate Lake Gadsden and an estimated $13,020,000 in potential additional CERCLA response costs. The Company has informed the EPA that its contribution, if any, to the sediment findings is divisible, and that apportioned, rather than joint and several liability, is appropriate. Additionally, the Company's relative contribution, if any, to the sediment results must be further reduced to the extent that it is the result of a federally permitted discharge. The Company, the DOJ, and the EPA have been negotiating the terms of a potential consent decree that would settle both the current Clean Water Act claims and any potential CERCLA claims that could be asserted against the Company in the future. In light of these discussions, a Pretrial Order was entered by the District Court for the Northern District of Alabama on December 6, 1999, allowing discovery to proceed through January 31, 2000, but reaffirming that the date for the Clean Water Act trial remains set for March 27, 2000. The Company and the DOJ have informed the District Court for the Northern District of Alabama that they are working toward finalizing the terms of a consent decree that they anticipate will be ready to place on the public record for comment on or before January 31, 2000.

     Based on the most recent draft consent decree provided to the Company on January 19, 2000, the Company believes that all pending claims under the Clean Water Act and potential claims under CERCLA, will be resolved by a settlement, which is expected to contain the following elements:

     1. The Company has agreed to be assessed a civil penalty of $8,000,000, however, because of the Company's bankruptcy proceeding, the United States has agreed to accept a payment of $100,000 on or before July 1, 2001, in settlement of the Company's liability for penalties arising out of the alleged violations of the Company's NPDES permit. The United States agrees that the remainder of the assessed civil penalty of $7,900,000 will be subordinated to all other claims and interests in the bankruptcy proceeding. Stipulated penalties are also proscribed for any future violations of the Clean Water Act.

     2. The Company has agreed to undertake the construction of four Supplemental Environmental Projects, expending the following amounts on each: Plate Mill Scale Pit ($2,000,000); Water Intake Flow Reduction ($200,000); Oil Lubrication System Replacements ($150,000); and Oil Cellar Improvement Project ($150,000). These projects were recommended by the expert engineering firm employed by the Department of Justice and are designed to secure significant environmental protection and improvements. In addition, not later than 18 months after the date of the entry of a final judgment, the Company will contribute $100,000 for the purchase of "ecologically valuable land" for benefit of the Alabama Land Trust, which will be responsible for retaining such land in its natural condition in perpetuity.
     3. The Company has agreed to pay to the EPA Hazardous Substance Superfund $6,400,000. Monthly payments will be made in installments of approximately $177,800 over 36 months into an escrow account and will commence on the latter of July 1, 2001, or 30 days after the date that the EPA issues a formal cleanup decision, i.e., an Action Memo or a Record of Decision, pursuant to the National Contingency Plan, 40 C.F.R. Part 300. If the EPA has not commenced cleanup at the site after the Company makes four monthly payments, the Company may temporarily cease making payments until cleanup commences. When the EPA issues a Certification of Completion, any monies remaining in the escrow account will revert to the Company.
     4. The United States will settle all pending claims under the Clean Water Act and provide a Covenant Not to Sue or take any other civil or administrative action against the Company, pursuant to Sections 106 or 107(a) of CERCLA with respect to any existing contamination at the site. However, the Company reserves any and all rights (including, but not limited to, any right to contribution), defenses, claims, demands, and causes of action that it may have with respect to any matter, transaction, or occurrence relating to the facility or the site against any person that is not a party to the consent decree.

     The principal subject of continuing discussion is the EPA's request that the Company agree to dispose of up to 434,000 cubic yards of any sediment removed from Lake Gadsden on the Company's property, however, the Company may refuse such disposal if a RCRA permit would be required. The Company is presently exploring whether this proposal is acceptable, and if not, alternative approaches for addressing this issue.

     Although the consent decree has not been finalized and will require the approval of the Attorney General of the United States, the Administrator of the EPA, the United States District Court for the Northern District of Alabama, and the Bankruptcy Court, and therefore may be subject to further revision, it is the Company's belief, after participating in these negotiations and having consulted with legal counsel responsible for this case, that the final language of the consent decree will not likely vary materially from the description provided herein. Therefore, the Company has recorded a liability for such matters in the amount of $13,300,000, using a present value calculation for the future payments, for item 3) above. Of this amount, $7,900,000 is subject to subordination in the bankruptcy proceeding and is thus reflected in the 1999 balance sheet as prepetition Liabilities Subject to Compromise. The remaining amount ($6,500,000 discounted to $5,400,000) is not subject to compromise. However, there can be no assurance that the consent decree will be accepted on the terms set forth above.

     On February 20, 1996, ADEM issued a Notice of Violation ("NOV") to the Company for continuing violation of opacity limits from the combustion stacks of the coke ovens, and included in the NOV a requirement that the Company install continuous opacity monitors in the stacks. The Company appealed this requirement, and it was subsequently withdrawn by ADEM on the condition that the Company employ an independent contractor to conduct visible emission readings on the stacks. The Company complied with this condition. While there has been no renewed request by ADEM that the Company install opacity monitors, ADEM has, in subsequent NOV's, identified such monitors as a possible future requirement.
The Company
has taken the position in its communications with ADEM that the installation of such monitors on its existing stacks is not feasible; however, it is not currently possible to predict whether ADEM will again attempt to require that continuous opacity monitors be installed in the coke oven combustion stacks. The Company received a recent NOV, dated September 27, 1999, which documented excessive emissions from the No. 3 and No. 4 coke oven combustion stacks, but did not refer to any continuous opacity monitors.

     On April 22, 1998, the EPA issued an NOV to the Company relating to alleged violations of the Toxic Substance Control Act ("TSCA") based on an inspection conducted on May 16, 1996. The conditions cited in the NOV had been promptly addressed following the May 16, 1996 inspection. On December 31, 1998 the Company and the EPA reached an administrative settlement of these allegations for a penalty payment of $31,813 and the voluntary replacement of four PCB transformers at an estimated total cost of $149,500. As of December 31, 1999, all four transformers have been replaced.

     As a result of a September 1997 inspection, ADEM determined that certain violations of hazardous waste rules had occurred at the Company's facility and had resulted in the release of hazardous waste from a secondary containment area on site. The Company is addressing assessment and possible remediation of this site area with ADEM. In August 1998, ADEM proposed a Consent Order with an administrative penalty of $80,000. On September 28, 1998, ADEM issued a second NOV regarding the same issue. These matters have been consolidated. ADEM issued a draft Administrative Order regarding the consolidated NOV's on May 20, 1999, again proposing a civil penalty of $80,000. The Company requested a meeting with ADEM to discuss settlement of this matter. At this meeting, the Company discussed with ADEM coordination of any state required activities with the ongoing RCRA Facility Investigation workplan. ADEM generally agreed with this approach, and the Company is working with ADEM on finalizing a revised Administrative Order.

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

     The Company has applied for a Title V Major Source Operating Permit under the Clean Air Act. On October 14, 1999, ADEM placed a copy of a draft permit on the public record for a 30 day comment period. The Company and ADEM are in the process of negotiating certain terms and conditions of the permit as a result of that process.

     On January 27, 1999, the EPA filed an information request with the Company regarding certain potential violations of the Clean Air Act regarding Prevention of Significant Deterioration ("PSD") preconstruction review and permitting for certain boilers (Nos. 1, 2, 3, 4, 5, 7, 8, and 9). The Company responded to the request on May 6, 1999. The EPA has not yet replied.

     For the fiscal years ended October 31, 1999, 1998 and 1997, capital expenditures for environmental projects were $2.8 million, $4.2 million and $4.1 million, respectively, and environmental compliance expenses were $5.0 million, $5.5 million and $6.0 million, respectively.

     As of October 31, 1999, the Company has accrued $14.0 million for unresolved environmental remediation matters, with $7.9 million being reflected in Liabilities Subject to Compromise. Though the

Company believes that it has adequately reserved for the cost of all known environmental conditions in accordance with generally accepted accounting principles, the relevant agencies may insist upon different and more costly remedial measures than those previously believed by the Company to be adequate or required by existing law. The ultimate resolution of the above matters could have a material adverse effect on the Company's financial position, results of operations and liquidity.

     The Company is also involved in litigation arising from its normal operations, including employee matters, the resolution of which is not expected to have a significant effect on the Company's financial position, results of operations or liquidity.

ITEM 2.  PROPERTIES
-------  ----------

     The mill is located on approximately 800 acres in Gadsden, Alabama, which is approximately 120 miles west of Atlanta, Georgia and 60 miles northeast of Birmingham, Alabama. The mill comprises an aggregate of approximately 3.1 million square feet of floor space and primarily consists of two batteries of 65 coke ovens each, a blast furnace, two BOF vessels, the LMF, the continuous caster, a plate mill, a 54" hot strip mill, 54" and 58" temper mills, a 54" tandem mill, and galvanizing and pickle lines. The Company's current iron production capacity of 102,500 tons per month limits the Company's in-house slab production to 113,800 tons per month ("TPM"), yielding an in-house capacity of 89,000 TPM of finished steel products. Since the finishing end of the Company's operation has a higher relative capacity (113,800 TPM) than the caster (102,500
TPM), the Company has from time-to-time purchased steel slabs in the open market at a higher cost than its internal production costs in order to increase product shipments.

     Although the Company will be required to make the significant capital expenditures as discussed above, including, but not limited to, the repairs to the blast furnace which will require the blast furnace to be shut down for approximately 28 days, the Company believes that its facilities and equipment are well-maintained, in good operating condition and, in general, suitable for the Company's purposes and adequate for its present operations.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

     On July 1, 1999, the Company filed a voluntary petition seeking reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for Northern District of Alabama, Eastern Division. The Company's operating results for fiscal 1999 and fiscal 1998 were severely affected by, among other things, a dramatic surge in steel imports beginning in the summer of 1998. As a consequence of record-high levels of low-priced steel imports and the resultant deteriorating market conditions, the Company's overall price realization and shipments declined. Decreased liquidity made it impossible for the Company to service its debt and fund ongoing operations. Therefore, the Company sought protection under Chapter 11 of the Bankruptcy Code.

     In addition to the environmental proceedings described in Item 1 above, the Company has from time to time been a party to legal proceedings relating to personal injuries sustained by employees. The Company has made settlement payments in several employee personal injury cases. The Company believes, however, that such settlement payments have not had a material effect on its financial position, results of operations or liquidity. The Company is not a party to any significant pending legal proceedings other than litigation incidental to its normal business. The Company believes that these proceedings will not have a material effect on its financial position, results of operations or liquidity. The majority of such non-environmental claims, including employee matters, against the Company are ordinarily covered by insurance although the Company does have significant deductibles. There can be no assurance, however, that insurance will be available in the future at reasonable rates.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

     Not Applicable.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------  -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

     The Company's Common Stock, par value $.01 per share, is not traded on an established public trading market. As of the date of this filing, there was one stockholder of record, GSS Holding Corp. ("Holdings"). Holdings has issued Senior Subordinated Notes ("Notes") and, although the Company has no obligation with respect to these Notes, the sole source of funds for the repayment of these Notes are dividends from the Company. The Notes require Holdings to cause the Company to pay dividends to Holdings to the maximum extent allowed. No dividends were declared during fiscal 1999.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------
         (dollars in millions except per share and per ton data)

                                                                               (Successor)                       (Predecessor)
                                                          ----------------------------------------------------  ---------------
                                                                                               For the Period   For the Period
                                                                                               April 21, 1995    Nov, 1, 1994
                                                             Fiscal years Ended October 31,    to October 31,    to April 20,
                                                          -----------------------------------  ---------------  ---------------
                                                            1999     1998      1997     1996        1995              1995
                                                          --------  -------  -------  -------     --------           ------
Income Statement Data:
  Net Sales                                               $ 320.5   $407.0   $436.5    $454.3     $ 255.8             $232.6
  Cost of goods sold, excluding depreciation                318.9    346.4    389.8     399.6       204.3              180.4
  Effect of inventory write-up                                  -        -        -         -        13.2                  -
  Depreciation and amortization                              22.1     19.9     18.4      15.3         7.3                8.7
  Selling, general and administrative expenses               17.0     17.3     15.8      14.3        13.9               15.3
  Write-off of blooming mill                                    -        -      1.8         -           -                  -
  Environmental expenses (1)                                 12.1      1.3      0.4       1.1         2.5                3.1
                                                          -------   ------   ------    ------     -------             ------
  Operating profit (loss)                                   (49.6)    22.1     10.3      24.0        14.6               25.1
  Write-off common stock warrants                               -      2.2        -         -           -                  -
  Net interest expense                                       20.5     27.5     26.9      24.7        12.4                5.2
                                                          -------   ------   ------    ------     -------             ------
Income (loss) before restructuring fees, income taxes,
  cumulative effect of accounting change
  and extraordinary item                                    (70.1)    (3.2)   (16.6)     (0.7)        2.2               19.9
  Restructuring fees                                         (4.2)       -        -         -           -                  -
                                                          -------   ------   ------    ------     -------             ------
Income (loss) before income taxes, cumulative effect
  of accounting change and extraordinary item               (74.3)    (3.2)   (16.6)     (0.7)        2.2               19.9
  Provision (benefit) for income taxes                       (1.2)     1.5     (0.8)     (0.3)        1.0                7.1
                                                          -------   ------   ------    ------     -------             ------
Income (loss) before cumulative effect of accounting
  change and extraordinary item                             (73.1)    (4.7)   (15.8)     (0.4)        1.2               12.8
  Cumulative effect of accounting change (2)                    -        -     (2.7)        -           -                  -
  Extraordinary item (3)                                        -     (1.0)       -         -           -                  -
                                                          -------   ------   ------    ------     -------             ------
Net income (loss)                                         $ (73.1)  $ (5.7)  $(18.5)   $ (0.4)    $   1.2             $ 12.8
                                                          =======   ======   ======    ======     =======             ======

  Net income (loss) per share                             $(20.26)  $(1.57)  $(5.12)   $(0.10)    $  0.33                  -
  Dividends paid and declared per share                         -        -        -         -     $  1.87                  -
Balance Sheet Data:
  Total assets                                            $ 280.0   $300.9   $305.4    $304.3     $ 287.9             $220.5
  Long-term debt (including current portion)                    -    231.1    228.2     211.5       188.8               96.1
  Liabilities subject to compromise                         235.8        -        -         -           -                  -
  Stockholders equity (deficit) and partners' capital       (59.1)    13.8     19.5      38.0        38.3               58.6
Other Data:
  EBITDA (4)                                              $ (29.0)  $ 45.2   $ 33.8    $ 41.3     $  21.9             $ 34.0
  Capital expenditures                                       11.8     23.1     31.1      25.6        16.8               11.6
  Net cash provided by operations                         $   2.0   $ 20.9   $ 12.5    $  5.7     $   5.8             $ 12.4
  Net cash used in investing activities                     (11.8)   (23.1)   (31.1)    (25.5)     (218.7)             (11.6)
  Net cash provided by (used in) financing activities         9.4      1.9     16.4      22.3       214.8               (0.8)
Operating Data:
  Total tons shipped (000's)                                  846      938    1,014     1,075         602                512
  Average selling price per ton shipped (5)               $   368   $  427   $  423    $  417     $   420             $  448
  Average manufacturing cost per ton shipped (5)              363      361      375       365         331                338
  Operating profit (loss) per ton shipped (6)                 (59)      24       10        22          46                 49
  Average rated capacity utilization (7)                     77.2%    93.3%    95.4%     93.6%       98.7%              94.6%

(1)  Environmental expenses on the income statement.
(2) $2.7 million of previously capitalized costs incurred for process reengineering which were written off in 1997 as the cumulative effect of an accounting change relating to the adoption of EITF 97-13. The effect of this accounting change was not material for years prior to 1997.
(3) $1.0 million of previously incurred debt issuance costs which were written off in 1998 as an extraordinary item.
(4) EBITDA is defined as operating profit plus depreciation and amortization. In addition, the FASB 106 accrual for the Company's postretirement health benefit plans has been added back, as it is a noncash charge. The Company believes that EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements.
(5) Excludes sales of coke by-products and sales by affiliates (Predecessor) and subsidiary (Successor). Accordingly, average selling price and average manufacturing cost per ton shipped are based on sales of flat-rolled products only.
(6)  Excluding non-recurring effect of inventory write-up.
(7) Net tons of raw steel melted divided by the Company's estimated annual raw steel production capacity

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
         ----------------------------------------------------------------
     RESULTS OF OPERATIONS
     ---------------------

     The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto and the provision for forward-looking statements included elsewhere in this Form 10-K.

Results of Operations

Fiscal Year Ended October 31, 1999 Compared to Fiscal Year Ended October 31,
1998

     Net Sales. Net sales decreased 21.3% to $320.5 million for fiscal year 1999 from $407.0 million for fiscal 1998. This decrease in revenues was primarily caused by a 9.8% decrease in shipments of flat rolled products from 937,900 net tons in fiscal year 1998 to 845,900 net tons in fiscal 1999. The decrease in revenues was not only due to lower sales volume, but was magnified by a decrease in the average selling price for flat rolled steel from $427 per ton in the 1998 period to $368 per ton in the 1999 period. This 13.8% decrease in average selling price primarily resulted from the influx of foreign steel products at extremely low prices.

     Foreign competition is a significant factor in the U.S. steel industry and has adversely affected prices in the United States and tonnage sold by domestic producers. In January 1999, the White House released a Report to Congress on a Comprehensive Plan for Responding to the Increase in Steel Imports, which stated that:

     "U.S. steel imports surged to record levels in 1998, rising 30 percent in the first ten months of 1998 over the same period [in 1997]. Surges have been higher in key products such as hot-rolled sheets and coils, where imports are up 66.3 percent in the first ten months of this year [1998] compared to the same period [in
     1997]....Steel imports from Japan, Russia and Korea together account for 78 percent of the increase....Foreign steel
     industries have often been supported through government subsidies to encourage expansion or forestall restructuring....As a result,
     [of Asian financial crisis and the catastrophic drop in demand in Asia], a high volume of shipments has been diverted from Asian to North American markets. Aggravating the situation further, Russian steel exports were shifted from Asian to North American markets. Steel import quotas against Russian imports made it difficult to increase Russian exports to the European Union. As a result, steel imports to the United States have surged [in late 1998] to the highest level ever. While demand in the United States has remained strong, U.S. steel producers and workers have been adversely affected by the sharp increase in imports and the resulting price suppression."

     Beginning in the fall of 1998, a series of antidumping and countervailing duty petitions were filed by the domestic steel industry and two unions before the Department of Commerce and the U.S. International Trade Commission concerning imported hot-rolled steel, cut-to-length plate steel, and cold-rolled steel products. Antidumping cases involving hot-rolled steel resulted in a suspension agreement in the spring of 1999 with Russia and Brazil, limiting the volume and setting a price floor for imports of these products for the next five years, and administrative orders against Japan imposing prospective duties ranging from 17%-67%. On November 1, 1999, the Department of Commerce issued a final determination to impose prospective dumping margins of 177% on cold-rolled steel imported from Russia. On December 10, 1999, however, a suspension agreement was entered with Russia limiting the volume and setting a price floor for imports of these products for the next five years. On December 23, 1999, the Department of Commerce reported that overall steel imports declined in November 1999 for the fourth consecutive month to 2.5 million metric tons, a level 29% lower than that reported a year ago. The American Iron and Steel Institute, however, reported earlier in the month that the average capability utilization rate through October 1999 was 82.6%, down from 88.2% in 1998, although October 1999 shipments showed a 12.3% increase from shipment levels in October 1998.

     The Company believes that although the hot-rolled sheet market appears to be stabilizing and that prices are slowly beginning to recover, the plate market has remained weak, due primarily to a reduction in demand and lingering inventory buildups at the service centers because of the volumes of plate steel imported late in 1998 and 1999. On December 14, 1999, however, the Department of Commerce announced proposed final antidumping duty margins on hot-rolled carbon cut-to-length steel plate from France (10.43%), India (72.49%), Indonesia (42.30%), Italy (8.97%), Japan (59.12%), and South Korea (2.98%). On January 19,
2000, the U.S. International Trade Commission issued a final decision finding that France, India, Indonesia, Italy, Japan, and Korea had violated U.S. antidumping law. The duty rates will not be imposed until January 28, 2000, but the U.S. International Trade Commission is expected to adopt the Department of Commerce's margins announced on December 14, 1999. In addition, the U.S. International Trade Commission found that each of these countries, other than Japan, had received unlawful subsidies, for which the following duties also are expected to be imposed on January 28, 2000, by the Department of Commerce:
France (5.56%-6.86%); India (11.25%); Indonesia (15.90% and 47.71%); Italy
(26.12%); and Korea (1.73%). The Company believes that a favorable decision will have a positive effect in the plate market, however, antidumping orders imposed in 1992 against Taiwan for carbon steel plate, and cut-to-length carbon steel plate from Belgium, Brazil, Canada, Finland, Germany, Mexico, Poland, Romania, Spain, Sweden, and the United Kingdom will be subject in 2000 to a full sunset review at the U.S. International Trade Commission. In the event that a decision is made to revoke these existing orders, the duties imposed in 1992 would be eliminated, which could have an adverse effect on the Company's sales of plate steel in 2000. On December 29, 1999, the Department of Commerce announced preliminary decisions in the antidumping cases filed by the domestic industry and two unions concerning imported cold-rolled steel: China (8.84% and 23.72%); Indonesia (49.28%); Slovakia (32.83% and 32.83%); Taiwan (14.80%, 4.72% and
14.80%); Turkey (32.91% and 8.81%). Final duty margins will not be issued by the Department of Commerce and final injury determinations will not be made by the U.S. International Trade Commission for another six months.

     Most of the Company's products have been negatively affected by the increase in imports. The Company's product prices were an average of 13.8% lower in fiscal 1999 than in fiscal 1998. The total shipments for the year were 9.8% lower than in fiscal 1998. As a result, the Company has been forced to decrease production, resulting in higher costs per ton due to production inefficiencies.

     Cost of Goods Sold. Cost of goods sold, excluding depreciation, decreased 8.0% to $318.8 million for fiscal year 1999 from $346.4 million for the year 1998, and as a percentage of net sales, cost of goods sold, excluding depreciation, increased to 99.5% in fiscal 1999 compared to 85.1% in 1998. While much of the overall decrease in costs is a result of the decrease in sales volume described above, the increase in cost of goods sold as a percentage of net sales is also a result of these decreases. Decreased production has led to inefficiencies which increase cost per ton. Average manufacturing costs for flat rolled products increased $2 per ton shipped from $361 in 1998 to $363 in 1999. Depreciation expense was $22.1 million for fiscal 1999 compared to $19.9 million in fiscal 1998. This increase was primarily due to continuing expenditures for the Company's capital improvement projects.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $17.0 million, or 5.3% of net sales in 1999, from $17.3 million, or 4.2% of net sales in 1998. This decrease was primarily due to reduced management fee costs (fees paid to affiliates for management agreements and insurance services were discontinued on July 1, 1999, due to the Chapter 11 filing), lower amortization expense, and other cost reductions. The increase as a percentage of sales is a result of much lower sales.

     Environmental Expenses. Environmental expenses increased to $12.1 million in 1999 from $1.3 million in 1998. This increase is the result of the proposed settlement of the Clean Water Act and CERCLA environmental claims. (See the "Environmental Compliance" section in Item 1 above).

     Restructuring Expenses. Restructuring expenses for the fiscal 1999 were approximately $4.2 million. Restructuring expenses include additional costs for financial and legal advisors incurred as a result of the Company's Chapter 11 filing and are classified as professional fees under restructuring items on the 1999 Statement of Operations.

     Profit Sharing. No profit sharing payments were required in fiscal 1998 or 1999 due to the net loss of the Company.

     Operating Loss. As a result of the changes in net sales, cost of goods sold, depreciation and selling, general and administrative expenses discussed above, the Company experienced an operating loss of $49.6 million in 1999, down $71.8 million from operating profit of $22.2 million in 1998

     Interest Expense. Interest expense, net of interest income and capitalized interest, decreased to $20.5 million in fiscal 1999 from $27.5 million in fiscal 1998. This decrease was primarily due to the Company discontinuing to accrue interest on prepetition debt as of July 1, 1999, due to the bankruptcy filing, thus fiscal 1999 contains only 7 months of interest expense compared to 12 months in fiscal 1998. Contractual interest is $8.6 million in excess of the reported interest expense.

Fiscal Year Ended October 31, 1998 Compared to Fiscal Year Ended October 31,
1997

     Net Sales. Net sales decreased 6.8% to $407.0 million for fiscal year 1998 from $436.5 million for fiscal 1997. This decrease in revenues was primarily caused by a 7.5% decrease in shipments of flat rolled products from 1,014,000 net tons in fiscal year 1997 to 937,900 net tons in fiscal 1998. This decrease in sales volume was due to the closing the blooming mill during the last quarter of fiscal year 1997, several unplanned outages at other production facilities and the surge of imported steel sold into the United States as discussed below. The decrease in revenues due to lower sales volume was partially offset by an increase in the average selling price for flat rolled steel from $423 per ton in the 1997 period to $427 per ton in the 1998 period. This 0.9% increase in average selling price primarily resulted from an improved product mix.

     During the fourth quarter of fiscal 1998, orders, shipments and pricing for the Company's products were adversely affected by, among other things, increased imports. At October 31, 1998, the Company had approximately 156,000 tons and $6.2 million of orders compared to approximately 212,000 tons and $8.8 million of orders at October 31, 1997.

     Foreign competition is a significant factor in the U.S. steel industry and has adversely affected prices in the United States and tonnage sold by domestic producers. Steel imports surged to record high levels in 1998 due to the Asian financial crisis which resulted in shipments being diverted to North American markets instead of the Asian markets. Surges were highest in key products such as hot-rolled sheets and coils.

     Most of the Company's products were negatively affected by the increase in imports. The Company's product prices fell by an average of 5.7% during the fourth quarter of fiscal 1998, and the total shipments for the fourth quarter of fiscal 1998 were approximately 215,300 tons compared to 258,800 tons for the same period in fiscal 1997. As a result, the Company was forced to decrease production by approximately 15%, resulting in higher costs per ton due to production inefficiencies and a corresponding decline in operating results and cash flow.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $17.3 million, or 4.2% of net sales in 1998, from $15.8 million, or 3.6% of net sales in 1997. This increase was primarily due to higher staffing costs, increased employee benefit plan costs and costs relating to the Company's business process reengineering and Year 2000 project initiatives.

     Write-off of Common Stock Warrants. At the end of fiscal 1998, the Company decided to reduce the value assigned to certain common stock warrants due to continuing losses by the Company and the erosion of any fair market value of these warrants.

     Write-off of Blooming Mill Assets. During the third quarter of fiscal 1997, the Company closed its blooming mill operation as part of its capital improvement program and upgrading of facilities. This closing resulted in a non-recurring charge of $1.8 million for the write-off of non-salvageable fixed assets associated with the blooming mill.

     Profit Sharing. No profit sharing payments were required in fiscal 1998 due to the net loss of the Company. Profit sharing payments in the amount of $10,000 were made in fiscal 1997 to employees of ASBI.

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

     Interest Expense. Interest expense, net of interest income and capitalized interest, rose to $27.5 million in the 1998 period from $26.9 million in the 1997 period. This increase was primarily due to a higher average revolving credit facility loan balance in fiscal 1998.

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

Liquidity and Capital Resources

     The Company's net cash provided by operations was $2.0 million during fiscal 1999 compared to cash provided by operations of $20.9 million for fiscal 1998. The primary reason for this decrease was the decrease in earnings during fiscal 1999 compared to fiscal 1998, partially offset by decreased inventory.

     The Company's current liquidity requirements include working capital needs, Chapter 11 administrative expenses and capital expenditures as allowed by the covenants in the DIP Credit Facility and the Term Loan. The Company intends to finance its current operations and investing activities with existing cash balances, borrowings under the DIP Credit Facility, funds from the Term Loan, and trade credit, including amounts provided under the Credit Program. Although the Company believes that anticipated cash flows from future operations and borrowings under the DIP Credit Facility, the Term Loan, and the Credit Program should provide sufficient liquidity for the Company to meet its debt service requirements, satisfy covenants under the financing agreements and fund ongoing operations and capital improvements, there can be no assurances these or other possible sources of liquidity will be adequate.

     The Company was unable to make its April 15,1999, interest payment of $12.8 million due on the First Mortgage Notes. The Company was also unable to cure that default by May 15, 1999, which date represented the expiration of the 30-day cure period from the original interest payment due date. The Bankruptcy Code generally prohibits the Company from making payments on prepetition debt, including the First Mortgage Notes, except pursuant to Bankruptcy Court approval. As a result, the interest payment of $12.8 million that was due on October 15, 1999, was also not made.

     Under the terms of the bankruptcy case, liabilities in the amount of approximately $235.8 million are subject to compromise under a plan of reorganization. Pursuant to the provisions of the Bankruptcy Code and during the pendency of the bankruptcy proceeding, actions to enforce or otherwise effect repayment of prepetition liabilities, as well as all pending litigation against the Company, are stayed while the Company continues its business operations as debtor-in-possession. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

     On July 20, 1999, the Bankruptcy Court granted the Company's motion to approve a new $65 million DIP Credit Facility. The DIP Credit Facility replaced the Company's prepetition revolving credit facility. The DIP Credit Facility is secured by raw materials, work-in-process, finished goods inventory, and the Company's trade accounts receivable. Actual borrowing availability is subject to a borrowing base calculation and the right of the lender to establish reserves, which it has required in the amount of $2.8 million. Subsequent to October 31, 1999, the reserves were increased to $3.3 million. The amount available to the Company under the DIP Credit Facility is the aggregate of 85% of eligible accounts receivable, and 64% of eligible inventories (up to an aggregate of $40 million), less reserves on the various collateral established by the lender. Borrowing availability under the DIP Credit Facility is also subject to compliance with certain covenants. As of October 31, 1999, the Company's eligible inventories and accounts receivable supported access to $52.2 million, less applicable reserves of $2.8 million, under the DIP Credit Facility. As of October 31, 1999, the Company had a net availability of $14.5 million under the DIP Credit Facility. The DIP Credit Facility expires on the earlier of the consummation of a plan of reorganization or July 6, 2000. The Company recorded $350,000 for debt issuance cost of the DIP Credit Facility, which is being amortized over the term of the loan.

     On July 20, 1999, the Bankruptcy Court also granted the Company's motion to approve a new debtor-in-possession Term Loan agreement in the aggregate principal amount of $17.9 million. The Term Loan is secured by the property, plant and equipment, and certain other collateral of the Company. The holders of the First Mortgage Notes permitted the subordination of the liens securing those notes to the liens securing the collateral under the Term Loan. Upon entry of the bankruptcy interim order on July 7, 1999, the Bankruptcy Court approved the advance of $6.4 million to the Company and $9.0 million was advanced upon entry of the bankruptcy final order on July 20, 1999, less approximately $0.8 million which has been retained by the lender pending resolution of certain collateral issues. An additional $2.5 million was advanced on November 2, 1999. Such amounts may be reduced by certain reserves in respect of existing liens on collateral and are subject to compliance with certain covenants. All loans are payable one year from the initial advance.
The Company recorded $247,000 for debt issuance cost of the Term Loan, which is being amortized over a one-year period.

     On July 20, 1999, the Bankruptcy Court also approved the Credit Program. The Credit Program provides that (a) selected suppliers that offer postpetition credit terms at least equal to the lesser of twice the number of days that are listed as "current trade term days" (but not less that 30 days) or 45 days, and
(b) any suppliers that have not been pre-selected that offer postpetition credit terms of at least 45 days, and, in each case, for a continuous period of at least 6 months, shall be entitled to liens with superpriority administrative expense status on all postpetition credit extended to the Company under the Credit Program. Such liens are senior to the First Mortgage Noteholders' prepetition liens, but subordinate to all liens for money borrowed under the Bankruptcy Code and certain professional and administrative fees and expenses. In addition, so long as continuous credit is provided, a participant is entitled to a credit extension fee of up to 50% of the participants prepetition claim, if any, payable after 6 months over a 30 month period. The maximum amount of postpetition credit eligible to receive credit extension fees is $15 million and the Company may pay up to a maximum of $7.5 million in credit extension fees to selected suppliers that participate in the Credit Program.

     At October 31, 1999, and November 30, 1999, the Company was in default under certain financial covenants contained in the DIP Credit Facility and the Term Loan. Subsequently, the Company obtained a waiver from the lenders with respect to the covenant defaults, and the DIP Credit Facility and the Term Loan agreements have been amended to revise such covenants on a going forward basis. These amendments were approved by the Bankruptcy Court on January 21, 2000.

     Given current market conditions, the levels of debt and associated interest expense, required capital expenditures and improvements and the potential realization of loss contingencies, the Company believes that it will continue to incur losses in fiscal 2000. If the level of foreign imports is not reduced and if the Company is unable to increase sales and pricing, continue to reduce costs, implement productivity improvements, comply with the covenant requirements contained in the Company's financing documents and maintain its borrowing availability under the DIP Credit Facility and the Term Loan, the Company may not have sufficient liquidity and capital resources to meet its fiscal year 2000 requirements. As a result, the Company has been evaluating when it will commence the bosh reline project, discussed under "Capital Investments" in Item 1 above and is developing a restructuring plan to improve operating results and increase its financial flexibility. The evaluation has determined that certain refractories maintenance techniques may allow the project to be deferred until at least the fall of 2000. This estimate could be affected by unseen deterioration of the bosh lining. A failure of the blast furnace would have a material adverse effect on the Company. The Term Loan covenants do not permit capital expenditures to be made for steel making activities, including the bosh reline project.

     The Company makes capital expenditures for the replacement of existing plant and equipment, compliance with environmental regulations, and the upgrading and improvement of manufacturing facilities. The Company's capital expenditures for fiscal 1999 were $ 11.8 million compared to $23.1 million for fiscal 1998. Although the Company expects to benefit from improved operating performance related to its capital investments, there can be no assurance that any or all or the potential cost savings will be realized.

     The Company purchased two used galvanizing lines in the summer of 1997 that are currently in storage. Due to cash constraints, the Company has been unable to install these lines. The Company's plan of reorganization includes the installation of a new galvanizing line that will utilize a significant portion of sections of each of these two lines.

     On August 17, 1999, President Clinton signed the Loan Guarantee Act. The Loan Guarantee Act will provide guarantees for up to $1 billion in loans to qualified steel and iron ore companies, with no company receiving guarantees of
more than $250 million.   These loans will be made by private sector lenders,
with the Federal Government providing a guarantee for up to 85 percent of the amount of the principal of the loan. A loan guarantee may be issued upon application to the Loan Board by a private banking or investment institution which has committed to enter into an agreement to provide a loan to a qualified steel company. There are several requirements for applicants:

     (1) Credit is not otherwise available to the qualified steel company under reasonable terms or conditions sufficient to meet its financing needs.
     (2) The prospective earning power of the qualified steel company, together with the character and value of the security pledged, must furnish reasonable assurance of repayment of the loan to be guaranteed.
     (3) The loan to be guaranteed must bear interest at a rate determined by the Loan Board to be reasonable.

     (4) The qualified steel company must agree to an audit by the General Accounting Office, or its designee, and an independent auditor acceptable to the Loan Board, prior to the issuance of the guarantee and annually thereafter while the guarantee is outstanding.
     (5) The qualified steel company may have no debt outstanding to the Federal government (including environmental fees assessed by the U.S. Environmental Protection Agency (the" EPA")).

     The Company is addressing the following issues in order to form a plan of reorganization and present an application under the Loan Guarantee Act by: (i) preparing a business plan to demonstrate that there is reasonable assurance the federal guaranteed loan can be repaid; (ii) obtaining the consent of the holders of the First Mortgage Notes for collateral to be used; (iii) obtaining a lender to provide the loan and to apply for the government guarantees; (iv) reaching an agreement with the United Steelworkers of America concerning the existing contract which will expire in October 2000; (v) reaching an agreement with the EPA regarding pending litigation concerning the Clean Water Act and potential claims concerning the Comprehensive Environmental Response Compensation and Liability Act of 1980; (vi) submitting a Loan Guarantee Act application no later than January 31, 2000.

     The Company has engaged McDonald Investments, Inc., an investment banking entity, to find a qualified lender and to file the application for the Loan Guarantee Act guarantee. There can be no assurance that the Company will be successful in meeting the eligibility requirements under the Loan Guarantee Act or that it can obtain a qualified lender.

     On April 21, 1995, the Company completed the Acquisition (see the "Business" section of Item 1) of substantially all of the assets and the assumption of certain liabilities of the Gadsden, Alabama facilities of Gulf States Steel, Inc. of Alabama (the "Predecessor of the Company") from the Brenlin Group. In connection with the Acquisition, GSS Holdings Corp ("GSS Holdings") issued certain promissory notes to Capital Resource Lenders II, L.P. as a part of a related transaction. Although the Company has no obligation with respect to the promissory notes, GSS Holdings is required to make payments thereon in accordance with the respective terms thereof, for which the source of funds was expected to be dividend distributions or loans from the Company. The promissory notes require GSS Holdings to cause the Company to pay dividends to GSS Holdings to the maximum extent allowed under the terms of the First Mortgage Notes Indenture and applicable law until the GSS Holding notes are repaid in full. No dividends are payable by the Company as of October 31, 1999. In addition, in connection with the Acquisition, GSS Holdings issued a promissory note to the seller for which the source of funds for repayment was also expected to be dividend distributions or loans from the Company. There have been no cash payments required or made on the seller note through October 31, 1999. As noted above, the Company is prohibited from making payments with respect to prepetition debt, except pursuant to Bankruptcy Court approval.

Impact of the Year 2000 Issue

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The most probable worst case scenario could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company conducted an assessment of its exposure to disruption associated with the Year 2000 issue. Many of its computer based transactional business systems were subject to potential failure. The Company believed that it could have been materially affected by such failures. In addition, certain process control systems were also exposed. The Company was also vulnerable to third-party failures to correct their systems but believed that such exposure was minimal. In order to assess third-party compliance and progress on this issue, the Company surveyed its suppliers. The Company believed that no material contingencies existed that would require it to modify its products.

     As previously reported last year in the Company's Form 10-K for the fiscal year ended October 31, 1998, the Company recognized the serious nature of its exposure under the Year 2000 Issue and developed a modification plan that would minimize this exposure. It purchased and implemented Year 2000 compliant software and consultant support all of which was funded through operating cash flows and borrowing on its DIP Credit Facility. The primary purchased software was for an enterprise resource planning system which provides enhanced productivity and customer service benefits in addition to mitigating potential consequences of the Year 2000 problem. From project inception through October 31, 1999, the Company incurred capital expenditures for software of $12.1 million and spent another $0.7 million for contractors to rewrite existing systems. Those activities were initiated in late 1996 for all business systems. The Company spent an additional $0.5 million for the rewrite of systems modules that could not be purchased as packages. Approximately $2.7 million of previously capitalized costs incurred for process reengineering were written off in fiscal year 1997 as the Cumulative Effect of an Accounting Change relating to the adoption of EITF 97-13, Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation.

     The Company implemented the final phase of the Year 2000 project (the "Project") on August 2, 1999, which was prior to any anticipated impact on its operating systems. A team of information systems personnel evaluated the progress and developed contingency plans that would ensure the continued operation of the business. The Company appointed a task force to further evaluate and develop action plans for minimizing the impact of the Year 2000 Issue on its process control systems. The appointed task force identified a few minor system faults that have been remediated.

     The costs of the project and the date on which the Company believed it would complete the Year 2000 modifications were based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. See also the Company's statements regarding "forward-looking statements" contained in this Form 10-K.

     Subsequent to October 31, 2000, the transition into the Year 2000 occurred and only minor problems were experienced. These problems were remedied quickly and there was no effect on the Company's financial position. The Company continues to monitor its computer systems to ensure they are operating properly.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

     The Company does not hold any market risk sensitive instruments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------



                      Gulf States Steel, Inc. of Alabama
                            (Debtor-in-Possession)
                             Financial Statements

                        As of October 31, 1999 and 1998
                                     with
                   Report of Independent Public Accountants



                                   Contents

Reports of Independent Public Accountants....................... 32

Audited Financial Statements:

Balance Sheets
  As of October 31, 1999 and 1998............................... 34
Statements of Operations
  For the years ended October 31, 1999, 1998 and 1997........... 35
Statements of Cash Flows
  For the years ended October 31, 1999, 1998 and 1997........... 36
Notes to Financial Statements................................... 38

                   Report of Independent Public Accountants



To Gulf States Steel, Inc. of Alabama:

We have audited the accompanying balance sheet of GULF STATES STEEL, INC. OF ALABAMA (an Alabama corporation and wholly-owned subsidiary of GSS Holding Corp.) (Debtor-in-Possession) as of October 31, 1999, and the related statements of operations and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gulf States Steel, Inc. of Alabama at October 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. Furthermore, as described in Note 1, on July 1, 1999, the Company filed a voluntary petition in the United States Bankruptcy Court for the Northern District of Alabama, Eastern Division, for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. Management's plans in regard to these matters are also described in Note 1. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                             /s/ ARTHUR ANDERSEN LLP

Birmingham, Alabama
December 22, 1999,
except with respect to the environmental matters discussed in Note 12, as to which the date is January 31, 2000

Report of Ernst & Young, LLP, Independent Auditors


The Board of Directors and Stockholder
Gulf States Steel, Inc. of Alabama

We have audited the accompanying balance sheets of Gulf States Steel, Inc. of Alabama as of October 31, 1998, and the related statements of operations and cash flows for each of the two years in the period ended October 31, 1998. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gulf States Steel, Inc. of Alabama at October 31, 1998, and the related results of its operations and its cash flows for each of the two years in the period ended October 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Gulf States Steel, Inc. of Alabama will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring losses and expects to continue to incur losses in fiscal 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described under the heading "Description of the Company" contained in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 4 to the financial statements, in 1997 the Company changed its method of accounting for process reengineering costs.

                                                            /s/ Ernst & Young

Birmingham, Alabama
December 4, 1998,
except for Note 12,
as to which the date is
January 28, 1999

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-In-Possession)
                                Balance Sheets
                            (dollars in thousands)

                                                                                     October 31,
                                                                              1999                  1998
                                                                             ------------------------------
         Assets
Current assets:
 Cash and cash equivalents                                                   $  1,551              $  1,990
 Accounts receivable, less allowance for doubtful
    accounts of $941 in 1999 and $930 in 1998                                  35,721                25,117
 Inventories                                                                   37,861                60,941
 Deferred income taxes                                                          2,860                 2,949
 Prepaids and other current assets                                              9,461                 3,878
                                                                             --------              --------
      Total current assets                                                     87,454                94,875

Noncurrent assets:
 Property, plant and equipment, net                                           191,848               200,702
 Deferred charges, less accumulated amortization of
   $199 in 1999 and $3,965 in 1998                                                398                 5,122
 Other noncurrent assets                                                          300                   300
                                                                             --------              --------
        Total assets                                                         $280,000              $300,999
                                                                             ========              ========

 Liabilities and Stockholder's (Deficit) Equity
Liabilities not subject to compromise
 Current liabilities:
     Accounts payable                                                        $ 19,795              $ 30,374
     Accrued payroll and employee benefits                                     11,101                 9,773
     Accrued workers compensation                                               2,933                 2,517
     Accrued environmental expense                                              6,100                 2,004
     Other accrued liabilities                                                  3,591                 3,746
     Debtor-in-possession term loan (Note 6)                                   14,570                     -
     Debtor-in-possession credit facility (Note 6)                             34,915                     -
     Current portion of long-term debt                                              -                   964
                                                                             --------              --------
      Total current liabilities                                                93,005                49,378
                                                                             --------              --------

 Noncurrent liabilities:
     Long-term debt                                                                 -               230,123
     Deferred postretirement health benefits                                    7,475                 4,757
     Deferred income taxes                                                      2,860                 2,949
                                                                             --------              --------
      Total noncurrent liabilities                                             10,335               237,829

Liabilities subject to compromise (Note 1)                                    235,782                     -
                                                                             --------              --------
        Total liabilities                                                     339,122               287,207

Stockholder's (deficit) equity:
 Common stock, par value $.01 per share; 4,000,000 shares
  authorized, 3,610,000 shares issued and outstanding                              36                    36

 Additional paid-in capital                                                    39,050                39,050
 Notes receivable from officers                                                  (535)                 (750)
 Accumulated deficit                                                          (97,673)              (24,544)
                                                                             --------              --------
        Total stockholder's (deficit) equity                                  (59,122)               13,792
                                                                             --------              --------
        Total liabilities and  stockholder's (deficit) equity                $280,000              $300,999
                                                                             ========              ========

The accompanying notes are an integral part of the Financial Statements.

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-In-Possession)
                           Statements of Operations
                            (dollars in thousands)

                                                                               Year ended October 31,
                                                                   1999                 1998               1997
                                                                -----------         -----------         ----------
Net Sales                                                       $   320,450         $   407,006         $   436,510
Cost of goods sold, excluding depreciation                          318,842             346,408             389,780
Depreciation and amortization                                        22,056              19,854              18,443
Selling, general and administrative expenses                         17,022              17,286              15,772
Write-off of blooming mill                                                -                   -               1,800
Environmental expense                                                12,122               1,296                 383
                                                                -----------         -----------         -----------
Operating profit (loss)                                             (49,592)             22,162              10,332

Other (income) expense:
     Interest expense (Contractual interest $29,100 in 1999)         20,509              27,633              27,019
     Interest income                                                    (19)               (140)                (76)
     Common stock warrants fair value adjustment                          -              (2,225)                  -
                                                                -----------         -----------         -----------
                                                                     20,490              25,268              26,943
                                                                -----------         -----------         -----------
Loss before restructuring items, income taxes, extraordinary
   items and cumulative effect of accounting change                 (70,082)             (3,106)            (16,611)

Restructuring items:
Professional fees                                                    (4,190)                  -                   -
                                                                -----------         -----------         -----------
Loss before income taxes, extraordinary items, and
    cumulative effect of accounting change                          (74,272)             (3,106)            (16,611)

Provision (benefit) for income taxes                                 (1,143)              1,526                (760)
                                                                -----------         -----------         -----------
Loss before extraordinary item and cumulative effect of
   accounting change                                                (73,129)             (4,632)            (15,851)

Extraordinary charge for debt refinancing                                 -              (1,044)                  -
Cumulative effect of accounting change                                    -                   -              (2,647)
                                                                -----------         -----------         -----------
Net loss                                                        $   (73,129)        $    (5,676)        $   (18,498)
                                                                ===========         ===========         ===========

Basic and diluted loss per share:
   Loss before extraordinary item and cumulative effect of      $    (20.26)        $     (1.28)        $     (4.39)
    accounting change

   Extraordinary charge for debt refinancing                              -               (0.29)                  -

   Cumulative effect of accounting change                                 -                   -               (0.73)
                                                                -----------         -----------         -----------
Net loss per share                                              $    (20.26)        $     (1.57)        $     (5.12)
                                                                ===========         ===========         ===========

Weighted average shares outstanding                               3,610,000           3,610,000           3,610,000
                                                                ===========         ===========         ===========

The accompanying notes are an integral part of the Financial Statements.

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-In-Possession)
                           Statements of Cash Flows
                            (dollars in thousands)

                                                                                  Year ended October 31,

                                                                              1999       1998       1997
                                                                            --------   --------   --------
Operating Activities:
Net loss                                                                    $(73,129)  $ (5,676)  $(18,498)
Adjustments to reconcile net loss to net cash
 provided by operating activities:

 Depreciation                                                                 21,046     20,466     18,443
 Amortization                                                                  1,410      1,528      1,524
 Environmental Expenses                                                       12,122      1,296        383
 Write down of inventories                                                     5,921          -          -
 Deferred income taxes                                                             -      1,998       (617)
 Write-off of capitalized interest                                               462          -          -
 Write-off of blooming mill                                                        -          -      1,800
 Common stock warrants fair value adjustment                                       -     (2,225)         -
 Write-off of debt issuance costs                                                  -        859          -
 Changes in operating assets and liabilities:
     Accounts receivable                                                     (10,605)     8,268      7,403
     Inventories                                                              16,970     (6,290)     3,732
     Prepaid and other current assets                                         (5,583)     3,060     (4,274)
     Accounts payable                                                          9,072     (4,166)      (880)
     Accrued payroll and employee benefits                                     4,462        413       (862)
     Accrued interest payable                                                 17,089          -          -
     Other accrued liabilities                                                 2,748      1,343      4,364
                                                                            --------   --------   --------
Net cash provided by operating activities                                      1,985     20,874     12,518
                                                                            --------   --------   --------
Investing activities:
 Capital expenditures                                                        (11,840)   (23,129)   (31,056)
                                                                            --------   --------   --------
Net cash used in investing activities                                        (11,840)   (23,129)   (31,056)
                                                                            --------   --------   --------

Financing activities:
 Net borrowings (payments) on revolving credit agreement                      (4,506)    39,628     17,092
 Prepayment of prior revolving credit facility                                     -    (37,393)         -
 Proceeds from issuance of long-term debt                                          -        946          -
 Proceeds from debtor-in-possession term loan                                 14,570          -          -
 Net borrowings (payments) on long-term debt                                      82       (751)      (653)
 Payment of capitalized lease obligations                                       (133)      (153)         -
 Debt issuance costs paid                                                       (597)      (391)         -
                                                                            --------   --------   --------
Net cash provided by financing activities                                      9,416      1,886     16,439
                                                                            --------   --------   --------

Net decrease in cash and cash equivalents                                       (439)      (369)    (2,099)
Cash and cash equivalents at beginning of year                                 1,990      2,359      4,458
                                                                            --------   --------   --------
Cash and cash equivalents at end of year                                    $  1,551   $  1,990   $  2,359
                                                                            ========   ========   ========

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-In-Possession)
                     Statements of Cash Flows (continued)
                            (dollars in thousands)

Supplemental cash flow information:
Cash paid (received) during the year for:
     Interest                                        $  3,038     $ 28,820      $ 28,386
     Income taxes                                           -         (299)          (18)
Noncash investing and financing activities:
     Capital lease obligations                            668          333             -
Reclassification of prepetition liabilities
      to Liabilities Subject to Compromise:
     Accounts payable                                  19,651            -             -
     Accrued interest payable                          18,240            -             -
     Real estate and personal property taxes            1,877            -             -

The accompanying notes are an integral part of the Financial Statements.

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-in-Possession)
                         Notes to Financial Statements
                           October 31, 1999 and 1998

1.  Description of the Company

Gulf States Steel, Inc. of Alabama (the "Company") owns and operates a fully integrated steel mill in Gadsden, Alabama, which has been a leading producer of steel products in the Southern United States since its inception in 1904. Approximately 80% of the Company's employees are covered under a contract with the United Steelworkers of America (the "USWA") which expires on October 1, 2000. Alabama Structural Beam Inc. (ASB), a former subsidiary of the Company, was merged into the Company on January 30, 1998. The Company is a wholly-owned subsidiary of GSS Holding Corp. (Holding), a Delaware corporation, which is controlled by Watermill Ventures, Ltd. All material intercompany accounts and transactions have been eliminated.

Voluntary Filing Seeking Reorganization Under Chapter 11 of the United States Bankruptcy Code

The Company's operating results for fiscal 1998 and 1999 were severely affected by, among other things, a dramatic surge in steel imports beginning in the summer of 1998. As a consequence of record-high levels of low-priced steel imports and the resultant deteriorating market conditions, the Company's overall sales prices and shipments declined thereby causing a decrease in liquidity and profitability. The decreased liquidity made it impossible for the Company to service its then existing debt and fund ongoing operations. As a result, on July 1, 1999, the Company filed a voluntary petition seeking reorganization under Chapter 11 of Title 11 ("Chapter 11") of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for Northern District of Alabama, Eastern Division (the "Bankruptcy Court"). Although the Company's reorganization plan has not been finalized, the Company has implemented a restructuring program to reduce costs, improve operating efficiencies and increase financial flexibility.

The Company is in possession of its properties and assets and continues to operate with its existing directors and officers as a debtor-in-possession. As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court. Pursuant to the provisions of the Bankruptcy Code, as of the petition date, actions to collect prepetition indebtedness owed by the Company are stayed and other prepetition contractual obligations may not be enforced against the Company. In addition, as a debtor-in-possession, the Company has the right, subject to the Bankruptcy Court's approval and certain other conditions, to assume or reject any prepetition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting such contracts or leases or from the filing of claims, and no provisions have been made for these items. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the debtor as of the filing date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and amicably resolved or adjudicated before the Bankruptcy Court. The Bankruptcy Court set November 29, 1999 as the Bar Date. The Bar Date is the date by which all claims must be filed against the Company. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-in-Possession)
                         Notes to Financial Statements
                           October 31, 1999 and 1998

The Bankruptcy Court has approved payment of certain prepetition liabilities such as employee wages and benefits. These items are recorded as accounts payable and accrued expenses not subject to compromise. Furthermore, the Bankruptcy Court has allowed for the retention of legal and financial professionals to advise in the bankruptcy proceedings. These fees are expensed as incurred and are recorded in restructuring expenses. As further described under Note 6 below, on July 20, 1999, the Bankruptcy Court also approved a $65 million debtor-in-possession credit facility (the "DIP Credit Facility"), a $17.9 million Term Loan (the "Term Loan"), and a Preferred Supplier Continuous Credit Program (the "Credit Program").

The Company intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's business and to restructure the Company's obligations. Under the provisions of the Bankruptcy Code, the Company has the exclusive right to file such plan at any time during the 120-day period following July 1, 1999. The Company filed a motion to extend the exclusive period to February 29, 2000. On October 25, 1999, the motion to extend the exclusive filing time period for the Company was granted by the Bankruptcy Court. A committee, representing holders (the "Ad Hoc Noteholders Committee") of the Company's 13 1/2% Series B First Mortgage Notes due 2003 (the "First Mortgage Notes") has been granted the right, in exchange for permitting the subordination of the liens securing the First Mortgage Notes to the liens securing the collateral under the Term Loan, to file a Chapter 11 plan of reorganization on the earlier of (a) the 305th day (April 30, 2000) after the Company's Chapter 11 filing, unless the Company has failed to file a plan of reorganization by the 244th day (February 29, 2000) after its bankruptcy filing, in which case the Ad Hoc Noteholders Committee may file a plan of reorganization on the 245th day ( March 1, 2000), or (b) the first to occur of (i) certain financial covenant defaults or (ii) 30 days after an uncured default under the Term Loan.

Due to the lack of sufficient liquidity, the Company did not make the $12.8 million interest payment due April 15, 1999 on the First Mortgage Notes. The Company was also unable to cure that default by May 15, 1999, which date represented the expiration of the 30-day cure period from the original interest payment due date. The Bankruptcy Code generally prohibits the Company from making payments on prepetition debt, including the First Mortgage Notes, except as pursuant to Bankruptcy Court approval, thus the payment of interest of $12.8 million that was due October 15, 1999, was also not made. State Street Bank & Trust Company, as indenture trustee with respect to the First Mortgage Notes, and the Ad Hoc Noteholders Committee entered a stipulation with the Bankruptcy Court with respect to the adequate protection of the lien securing the First Mortgage Notes and the subordination of such liens to the liens securing the advance under the Term Loan and the Credit Program.

As a result of the filing of the voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court and under the terms of the bankruptcy case, liabilities in the amount of approximately $235.8 million, as set forth below, are subject to compromise under a plan of reorganization. Pursuant to the provisions of the Bankruptcy Code and during the pendency of the bankruptcy proceeding, actions to enforce or otherwise effect repayment of all prepetition liabilities, as well as all pending litigation against the Company, are stayed while the Company continues is business operations as debtors-in-possession. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable. Liabilities Subject to Compromise are detailed as follows:

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-in-Possession)
                         Notes to Financial Statements
                           October 31, 1999 and 1998


                       LIABILITIES SUBJECT TO COMPROMISE
                       ---------------------------------
                            (dollars in thousands)

     Bonds, and Accrued Interest net of Debt Issuance Cost
         and Debt Discount (First Mortgage Notes)                     $ 202,863
     Accounts Payable (Unsecured)                                        16,722
     Accrued Environmental Expenses (Unsecured)                           7,900
     Notes Payable (Secured Equipment Notes)                              2,805
     Vendor Notes Payable and Accrued Interest (Unsecured)                2,929
     Real Estate and Personal Property Taxes (Unsecured)                  1,877
     Capitalized Lease Obligations (Secured)                                686
                                                                      ---------

           Total Liabilities Subject to Compromise                    $ 235,782
                                                                      =========

On August 17, 1999, President Clinton signed Public L. No. 106-51, The Emergency Steel Loan Guarantee Act of 1999 ("the Loan Guarantee Act"). The Loan Guarantee Act will provide guarantees for up to $1 billion in loans to qualified steel and iron ore companies, with no company receiving guarantees of more than $250 million. These loans will be made by private sector lenders, with the Federal Government providing a guarantee for up to 85 percent of the amount of the principal of the loan. A loan guarantee may be issued upon application to the Emergency Steel Guarantee Loan Board (the "Loan Board") by a private banking or investment institution which has committed to enter into an agreement to provide a loan to a qualified steel company. There are several requirements for applicants:

     (1) Credit is not otherwise available to the qualified steel company under reasonable terms or conditions sufficient to meet its financing needs.
     (2) The prospective earning power of the qualified steel company, together with the character and value of the security pledged, must furnish reasonable assurance of repayment of the loan to be guaranteed.
     (3) The loan to be guaranteed must bear interest at a rate determined by the Loan Board to be reasonable.
     (4) The qualified steel company must agree to an audit by the General Accounting Office, or its designee, and an independent auditor acceptable to the Loan Board, prior to the issuance of the guarantee and annually thereafter while the guarantee is outstanding.
     (5) The qualified steel company may have no debt outstanding to the Federal government (including environmental fees assessed by the Environmental Protection Agency (the "EPA")).

The Company is addressing the following issues in order to form a plan of reorganization and present an application under the Loan Guarantee Act by: (i) preparing a business plan to demonstrate that there is reasonable assurance the federal guaranteed loan can be repaid; (ii) obtaining the consent of the holders of the First Mortgage Notes for collateral to be used; (iii) obtaining a lender to provide the loan and to apply for the government guarantees; (iv) reaching an agreement with the USWA concerning the existing contract which will expire in October 2000; (v) reaching an agreement with the EPA regarding pending litigation concerning the Clean Water Act and potential claims concerning the Comprehensive Environmental

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-in-Possession)
                         Notes to Financial Statements
                           October 31, 1999 and 1998

Response, Compensation, and Liability Act of 1980; (vi) submitting a Loan Guarantee Act application no later than January 31, 2000.

The Company has engaged McDonald Investments, Inc., an investment banking entity, to find a qualified lender and to file the application for the Loan Guarantee Act guarantee. There can be no assurance that the Company will be successful in meeting the eligibility requirements under the Loan Guarantee Act or that it can obtain a qualified lender.

2.   Basis of Presentation and Significant Accounting Policies

The financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The financial statements have been prepared using accounting principles applicable to a going concern, which assumes continuity of operations, realization of assets, and settlement of liabilities in the normal course of business. The Company's recent losses from operations, significant stockholder's deficit and the related bankruptcy filing raise substantial doubt about the Company's ability to continue as a going concern. Realization of the carrying amounts of the Company's assets and classification of its liabilities is dependent upon, among other things, the ability to comply with debtor-in-possession financing agreements, confirmation of a plan of reorganization, the ability to achieve positive gross margins, and the ability to generate sufficient cash flow from operations to meet its obligations.

In accordance with SOP 90-7 the accompanying balance sheet as of October 31, 1999, segregates Liabilities Subject to Compromise, such as unsecured claims, from liabilities not subject to compromise and liabilities arising subsequent to filing bankruptcy. A plan of reorganization could materially change the amounts currently recorded in the financial statements. The financial statements that might result from the outcome of this uncertainty may be materially different than those presented herein. Restructuring items represent expenses incurred by the Company as a result of the bankruptcy proceedings, which are required to be expensed as incurred.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-in-Possession)
                         Notes to Financial Statements
                           October 31, 1999 and 1998

Income Taxes

The Company is included in the consolidated federal income tax return of its parent. Under terms of a federal tax sharing agreement with its parent, federal income tax expense is allocated on a separate return basis.

Inventories

The Company's inventories are valued at the lower of cost, as determined by the first-in, first-out ("FIFO") method, or market.

Long-lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company recognizes impairment losses on long-lived assets used in operations when impairment indicators are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying values. Long-lived assets held for disposal are valued at the lower of the carrying amount or fair value less cost to sell.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation and amortization and include expenditures for major renewals and betterments that substantially increase the useful lives of existing assets as well as the net amount of interest cost associated with significant capital additions. Maintenance and repairs are charged to expense as incurred. Upon sale, retirement, or other disposition of these assets, the cost and related gain or loss is credited or charged to income. Depreciation is computed using the straight-line method over estimated useful lives of 3 to 12 years.

Deferred Charges

The Company's deferred charges include debt issuance costs which are being amortized over the term of the debt instrument. Debt issuance costs related to financing obtained prior to the debtor-in-possession financing, have been included in the Liabilities Subject to Compromise in accordance with SOP 90-7 in the accompanying 1999 balance sheet.

Loss Per Share

The Company has outstanding common stock warrants subject to put options to purchase 190,000 shares of common stock. The warrants are considered common equivalent shares and, if dilutive, are included in the average shares outstanding using the treasury stock method. The warrants were anti-dilutive for each of the three years in the period ended October 31, 1999, and, therefore, are not included in the loss per share.

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-in-Possession)
                         Notes to Financial Statements
                           October 31, 1999 and 1998

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.
Actual results could differ from those estimates. See Footnote 1 regarding the Company's Chapter 11 filing.

Insurance Arrangements

The Company is substantially self-insured for worker's compensation and employee medical/dental claims. Worker's compensation claims are accrued currently for management's estimated cost of claims incurred, including related expenses, based upon independent actuary reports, and historical claims experience. Medical/dental claims are also accrued currently based on management's estimated cost of claims incurred as determined by reference to historical experience and current claim trends. Management considers the accrued liabilities for unsettled claims to be adequate; however, there is no assurance that the estimates accrued will not vary from the ultimate amounts incurred upon final disposition of all outstanding claims. As a result, periodic adjustments to the reserves will be made as events occur which indicate changes are necessary.

New Accounting Pronouncements

During fiscal 1999 the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes reporting and display requirements with respect to comprehensive income and its components. The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The adoption of this statement did not have any effect on the Company's financial statements, due to the fact that the Company does not have any transactions required to be displayed in comprehensive income.

In fiscal 1999, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 had no impact on the Company's financial position, results of operations, or cash flows. See Footnote 3.

In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits. SFAS No. 132 revises employers' disclosures about pensions and other postretirement benefit plans. It also standardizes the disclosure

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-in-Possession)
                         Notes to Financial Statements
                           October 31, 1999 and 1998

requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that no longer are useful. The Company adopted the new standard in fiscal 1999. See Footnote 14.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133). SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair values are required to be recognized immediately in net income (loss) to the extent the derivatives are not effective as hedges. SFAS No. 137 delayed the effective date to fiscal years beginning after June 15, 2000, and is effective for interim periods in the initial year of adoption. At the present time, the Company does not expect SFAS 133 to have any effect on the Company's financial position, results of operations, or cash flows because the Company does not presently use derivatives or engage in hedging activities.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform with the presentation in the current year financial statements.

3.   Segment Reporting

The Company operates in one business segment with four primary product lines: hot-rolled products, cold-rolled products, galvanized products and plate products.

Hot-rolled products begin as slabs and are processed through the hot strip mill. This process reduces the thickness of the metal to customer specifications while improving its qualities. When the metal has obtained the desired thickness and strength it is rolled into a coil as a finished product. Hot-rolled products made up 22.3%, 23.9% and 26.2% of the Company's sales in 1999, 1998, and 1997, respectively.

Cold-rolled products begin as a hot-rolled coil. These items are then processed through the cold strip mill (tandem mill) which reduces the metal to the desired thickness. The metal then goes through an annealing and temper process to restore its flexibility and to obtain the qualities the customer has specified. Once the metal has obtained all of the desired qualities it is rolled into a coil as a finished product. Cold-rolled products made up 19.1%, 13.6%, and 16.4% of the Company's sales in 1999, 1998, and 1997, respectively.

Galvanized products begin as a hot-rolled coil or a cold-rolled coil and are then coated with zinc. These items are recoiled as a finished product. Galvanized products made up 16.0%, 17.1%, and 17.5% of the Company's sales in 1999, 1998, and 1997, respectively.

Plate products begin as slabs and are processed through the plate mill. Plate slabs are reheated and passed through a series of fast moving rolls which makes the slab longer and thinner as it passes through the mill. The plate is finished to the customers specified thickness and then cut to the specified widths and lengths. Plate products made up 39.7%, 43.9%, and 38.0% of the Company's sales in 1999, 1998, and 1997,

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-in-Possession)
                         Notes to Financial Statements
                           October 31, 1999 and 1998

respectively.

The remaining sales of 2.9%, 1.5%, and 1.9% in 1999, 1998, and 1997, respectively, are from sales of coke, slabs and by-products.

Net sales by product line are as follows (dollars in thousands):

                   Year ended October 31,
               -------------------------------
                 1999       1998       1997
               ---------  ---------  ---------
Hot-Rolled      $ 71,461   $ 97,142   $114,548
Cold-Rolled       61,155     55,460     71,637
Galvanized        51,226     69,599     76,313
Plates           127,120    178,525    166,060
Other              9,488      6,280      7,952
                --------   --------   --------

Total           $320,450   $407,006   $436,510
                ========   ========   ========

The Company does not have any foreign sales, and all of the Company's tangible assets are located in the continental Unites States.

4.   Inventories

Inventories consist of the following (dollars in thousands):

                                                   October 31,
                                           1999                 1998
                                          -------              -------

Raw materials                             $ 5,896              $15,677
Work-in-process                            10,985               17,821
Finished goods                             20,980               27,443
                                          -------              -------
                                          $37,861              $60,941
                                          =======              =======

The Company had lower of cost or market write-downs to inventory during fiscal 1999 of $5,921.

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-in-Possession)
                         Notes to Financial Statements
                           October 31, 1999 and 1998

5.  Property, Plant and Equipment

Property, plant and equipment consists of the following (dollars in thousands):

                                                           October 31,
                                                     1999              1998
                                                   --------         --------
Land                                               $  1,268         $  1,268
Buildings                                             6,089            6,089
Machinery and equipment (including $333 under
 capitalized leases in 1999 and 1998)
                                                    241,200          235,403
Construction-in-progress                             25,244           19,039
                                                   --------         --------
                                                    273,801          261,799
Accumulated depreciation                            (81,953)         (61,097)
                                                   --------         --------
                                                   $191,848         $200,702
                                                   ========         ========

During 1997, the Company recorded a $1.8 million charge to write down assets of the blooming mill that was shut down.

Effective October 31, 1997, the Company changed its method of accounting for costs incurred for process reengineering. These costs, totaling $2.7 million at October 31, 1997, were previously capitalized by the Company but were written off in 1997 as the cumulative effect of an accounting change. This accounting change is in accordance with a consensus reached by the Emerging Issues Task Force, Issue 97-13, Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation. The income tax benefit relating to this write-off is reserved by a deferred income tax valuation allowance.

For the years ended October 31, 1999 and 1998, interest of $2.0 million and $2.2 million was capitalized, respectively. For the year ended October 31, 1999, $0.5 million of previously capitalized interest was written off.

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-in-Possession)
                         Notes to Financial Statements
                           October 31, 1999 and 1998

6.  Long-Term Debt, Debtor-in-Possession and Other Financing Arrangements

Long-term debt of the Company consists of the following (dollars in thousands):

                                                             October 31,
                                                          1999         1998
                                                        ---------    --------
Revolving credit facility                               $      -     $ 39,421
First Mortgage Notes                                           -      188,749
Equipment notes and leases                                     -        2,723
Capitalized lease obligations                                  -          194
                                                        --------     --------
                                                               -      231,087
Less current portion                                           -         (964)
                                                        --------     --------
                                                        $      -     $230,123
                                                        ========     ========

As a result of the Chapter 11 filing, all of the Company's long term debt was in default as of the bankruptcy date. For fiscal 1999, all of the above items are included in Liabilities Subject to Compromise on the accompanying 1999 balance sheet. The new DIP Credit Facility and the Term Loan are included in current liabilities because their terms expire within one year of the loan date, or on the effective date of an approved plan of reorganization, whichever is earlier.

Revolving Credit Facilities

DIP Credit Facility

On July 20, 1999, the Bankruptcy Court granted the Company's motion to approve a new $65 million debtor-in-possession credit facility. The DIP Credit Facility expires on the earlier of the consummation of a plan of reorganization or July 6, 2000. The DIP Credit Facility replaced the Company's prepetition revolving credit facility. The DIP Credit Facility is secured by raw materials, work-in-process, finished goods inventory, and the Company's trade accounts receivable. Actual borrowing availability is subject to a borrowing base calculation and the right of the lender to establish reserves, which it has required in the amount of $2.8 million. Subsequent to October 31,1999, these reserves were increased to $3.3 million. The amount available to the Company under the DIP Credit Facility is the aggregate of 85% of eligible accounts receivable, and 64% of eligible inventories (up to an aggregate of $40 million), less reserves on the various collateral established by the lender. Borrowing availability under the DIP Credit Facility is also subject to compliance with certain covenants, generally common to such loan agreements. The interest rate is computed as the Prime Rate plus 0.75%, or the adjusted LIBOR Rate plus 3.0% at the debtor's option. The rate is subject to a 2.0% increase in the continuance of an event of default. At October 31, 1999, the interest rate was 8.5625% on the $22.0 million 60 day renewable loan and 9.0% on the $12.9 million daily borrowings. Interest is due the first day of the month for the preceding month. As of October 31, 1999, the Company's eligible inventories and accounts receivable supported access to $52.2 million, less applicable reserves of $2.8 million, under the DIP Credit Facility. As of October 31, 1999, the Company had a net availability of $14.5 million under the DIP Credit Facility. The Company recorded $350,000 for debt issuance cost related to the DIP Credit Facility, which is being amortized over the term of the loan.

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-in-Possession)
                         Notes to Financial Statements
                           October 31, 1999 and 1998

Prepetition Credit Facility

On November 13, 1997, the Company retired its previous $70 million revolving credit facility and entered into an $80 million credit facility which included a $70 million revolving credit facility and $10 million equipment financing facility. Available borrowings on the revolving credit facility were subject to limits based on eligible accounts receivable and inventories, less outstanding letters of credit. This credit facility had an original term of three years through November 13, 2000, at which time the agreement would automatically renew itself for one-year terms thereafter. This facility was used to pay off the outstanding amount of the previous $70 million revolving credit facility. Borrowings under the facility bear interest, at the Company's option, at either the adjusted LIBOR rate plus an applicable margin, which is initially 3.00%, or the prime rate plus .75%. Obligations under the revolving credit facility were secured by inventories and accounts receivable. Under the revolving credit facility, the Company was required to maintain at all times a stated amount of consolidated adjusted tangible net worth, as defined. In November 1997, in connection with the refinancing of the revolving credit facility, the Company recorded an extraordinary expense of $1.0 million, consisting of a write-off of unamortized debt issuance costs and a prepayment penalty. This prepetition credit facility was replaced by the DIP Credit Facility.

Term Loan

On July 20, 1999, the Bankruptcy Court granted the Company's motion to approve a new debtor-in-possession Term Loan agreement in the aggregate principal amount of $17.9 million. The Term Loan is secured by the property, plant and equipment, and certain other collateral of the Company. The holders of the First Mortgage Notes permitted the subordination of the liens securing the First Mortgage Notes to the liens securing the collateral under the Term Loan. All loans are payable one year from the initial advance. Upon entry of the bankruptcy interim order on July 7, 1999, the Bankruptcy Court approved the advance of $6.4 million to the Company and $9.0 million was advanced upon entry of the bankruptcy final order on July 20, 1999, less approximately $0.8 million which has been retained by the lender pending resolution of certain collateral issues. Subsequent to year end, an additional $2.5 million was advanced. Such amounts may be reduced by certain reserves in respect of existing liens on collateral and are subject to compliance with certain covenants, generally common to such loan agreements. Interest is calculated at the Prime Rate plus 5.0% for the first two advances and the Prime Rate plus 8.5% for the third advance with 3.5% payable in kind (which means it is added to the principal balance). The interest rate at October 31, 1999, was 13.25% on the outstanding advances. Interest is due the first day of the month for the preceding month. The Company recorded $247,000 for debt issuance cost related to the Term Loan, which is being amortized over the term of the loan.

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-in-Possession)
                         Notes to Financial Statements
                           October 31, 1999 and 1998

Preferred Supplier Continuous Credit Program

On July 20, 1999, the Bankruptcy Court approved the Credit Program. The Credit Program provides that (a) selected suppliers that offer postpetition credit terms at least equal to the lesser of twice the number of days that are listed as "current trade term days" (but not less that 30 days) or 45 days, and (b) any suppliers that have not been pre-selected that offer postpetition credit terms of at least 45 days, and, in each case, for a continuous period of at least 6 months, shall be entitled to liens with superpriority administrative expense status on all postpetition credit extended to the Company under the Credit Program. Such liens are senior to the First Mortgage Noteholders' prepetition liens, but subordinate to all liens for money borrowed under the Bankruptcy Code and certain professional and administrative fees and expenses. In addition, so long as continuous credit is provided, a participant is entitled to a credit extension fee of up to 50% of the participant's prepetition claim, if any, payable after 6 months of continuous credit being provided. The fee is calculated based on predetermined percentages as approved by the Bankruptcy Court and will be paid over a 30 month period. The maximum amount of postpetition credit eligible to receive credit extension fees is $15 million and the Company may pay up to a maximum of $7.5 million in credit extension fees to selected suppliers that participate in the Credit Program.

At October 31, 1999, and November 30, 1999, the Company was in default under certain financial covenants contained in the DIP Credit Facility and the Term Loan. Subsequently, the Company obtained a waiver from the lenders with respect to the covenant defaults, and the DIP Credit Facility agreement and the Term Loan agreement have been amended to revise such covenants on a going forward basis. These amendments were approved by the Bankruptcy Court on January 21, 2000.

First Mortgage Notes

During 1999, as a result of the Company's Chapter 11 filing, the Company reclassified the First Mortgage Notes and the accrued interest relating to the First Mortgage Notes, net of the unamortized debt issuance cost and related discount to the Liabilities Subject to Compromise section of the accompanying 1999 balance sheet.

The Company was unable to make its April 15, 1999, interest payment of $12.8 million due on the First Mortgage Notes. The Company was also unable to cure that default by May 15, 1999, which date represented the expiration of the 30-day cure period from the original interest payment due date. The Bankruptcy Code generally prohibits the Company from making payment on prepetition debt, including the First Mortgage Notes, except pursuant to Bankruptcy Court approval. As a result, the payment of interest of $12.8 million that was due on October 15, 1999, was also not made.

The Company discontinued to accrue interest on all prepetition debt as of July 1, 1999, due to the Chapter 11 filing. Contractual interest on all obligations amounts to $29.1 million, which is $8.6 million in excess of the reported interest expense.

The First Mortgage Notes (the "Notes") mature April 15, 2003. Interest on the Notes accrues at 13.5% per annum with semiannual interest payments due on April 15 and October 15. Under the Notes, the Company

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-in-Possession)
                         Notes to Financial Statements
                           October 31, 1999 and 1998


is required to make excess cash flow payments, as defined, beginning with the fiscal year ending October 31, 1996. The Company did not have excess cash flow, as defined, in the fiscal years ending October 31, 1999, 1998 or 1997; therefore, no payments were required. The Notes are senior obligations of the Company and are secured by substantially all of the assets of the Company except accounts receivable and inventories. The Notes are redeemable at the option of the Company on or after April 15, 1999, at amounts ranging from 106.75% of face value in 1999 to 100.00% of face value in 2001 and thereafter. The Company is required to purchase all of the outstanding Notes in the event of a change of control and to offer to purchase a portion of the Notes in the event of one or more public equity offerings. The Notes impose certain limitations on the Company including the ability to incur additional indebtedness, pay dividends, make certain other restricted payments, create liens, consummate certain mergers or consolidations or sell substantially all of the Company's assets.

The Company has 190,000 warrants outstanding, which were included with the Notes in the units sold by the Company. Each warrant entitles the holder thereof to purchase one share of common stock, subject to certain adjustments, at a price of $.01 per share. The warrants are exercisable upon the occurrence of an Exercise Event (as defined in the warrant agreement) and expire 180 days after becoming exercisable, but in any event no later than April 15, 2003. Pursuant to the warrant agreement, under certain circumstances the Company or Holding is required to make an offer to purchase all outstanding warrants and warrant shares in cash at a price equal to the current market value, as defined, thereof. The warrants were assigned a value resulting in a debt discount of $2,225,000 at issuance, which was being amortized over the term of the Notes. The warrants were reflected as common stock warrants subject to put options in the Company's 1997 balance sheet. During 1998, the Company determined that the fair value of the warrants had declined and reduced the value assigned to the warrants to zero which increased income by $2,225,000. Amortization of the debt discount was stopped on July 1, 1999, due to the Company's Chapter 11 filing.

Equipment Notes

Principal and interest payments were made monthly, until July 1, 1999, with the interest rates from 3.65% above the LIBOR rate (or prime plus 0.75%) to 12.59%. At that time equipment notes were reclassified to Liabilities Subject to Compromise as a result of the Company's Chapter 11 filing. The Bankruptcy Code generally prohibits the Company from making payments on prepetition debt, except pursuant to Bankruptcy Court approval. The equipment notes are secured by a security interest in the equipment that was purchased with the proceeds of these notes.

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-in-Possession)
                         Notes to Financial Statements
                           October 31, 1999 and 1998

7.   Stockholder's (Deficit) Equity

Changes in stockholder's (deficit) equity were as follows (dollars in thousands):

                                            Year ended October 31,
                                          1999       1998      1997
                                        ---------  --------  ---------
Balance at beginning of period          $ 13,792   $19,468   $ 37,966
     Net loss                            (73,129)   (5,676)   (18,498)
     Amortization of officers' notes         215         -          -
                                        --------   -------   --------
Balance at end of period                $(59,122)  $13,792   $ 19,468
                                        ========   =======   ========

8.   Stock Option Plan

Holding's 1995 Employee, Director and Consultant Stock Option Plan ("Holding Stock Option Plan") provides for the issuance of up to 65,000 shares of Gulf States Steel Holding Corporation non-voting, $0.01 par value common stock through grants of incentive stock options and non-qualified stock options (for Holding's Class C common stock) to key employees, directors and consultants of Holding and its subsidiaries (including the Company).

The options vest in accordance with each individuals' agreement. Options expire ten years after the grant date unless the employee owns more than 10% of the total combined value of all classes of capital stock of the Company or an affiliate, whereby the options will expire in five years. The Company accounts for the stock options in accordance with APB Opinion No. 25.

Options granted pursuant to the Holding Stock Option Plan become immediately exercisable upon the occurrence of a change in control (as defined). The purchase price for shares as to which an option is exercised may be payable, by delivery of a personal, interest bearing recourse note, among other things. At the election of the option holder, Holding is required to repurchase, in any fiscal year, up to 20% of the options granted to such employee (or 20% of the shares acquired pursuant to the exercise of options), up to an aggregate of 60% of the options and/or the shares.

The fair value of each option is estimated on the date of the grant using the minimum value method with the following weighted average assumptions used in 1999: dividend yield of zero percent, risk-free interest rate of 6.34%, and expected life of ten years. Based on this calculation, the fair value of the options is nominal.

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-in-Possession)
                         Notes to Financial Statements
                           October 31, 1999 and 1998

A summary of the status of the Holding Stock Option Plan as of October 31, 1999, 1998 and 1997, and the changes during those dates, is presented below:

                                                1999                     1998                     1997
                                      ------------------------  -----------------------  ----------------------
                                                   Weighted                 Weighted                Weighted
                                                   Average                  Average                 Average
                                       Shares   Exercise Price  Shares   Exercise Price  Shares  Exercise Price
                                      --------  --------------  -------  --------------  ------  --------------
Outstanding at beginning of year       63,200         $0.01     38,600          $0.01    38,600           $0.01
Granted                                    --            --     31,200           0.01        --              --
Cancelled                             (16,000)         0.01     (6,600)          0.01        --              --
                                      -------                   ------                   ------
Outstanding at end of year             47,200         $0.01     63,200          $0.01    38,600           $0.01
                                      =======                   ======                   ======

Options exercisable at end of year     25,280                   25,000                   15,440

The following table summarizes information about the stock options outstanding at October 31, 1999:

                              Options Outstanding          Options Exercisable
                          ---------------------------- -------------------------
                                            Weighted
                              Number         Average      Number       Weighted
                          outstanding at    Remaining  Outstanding at  average
                            October 31,    Contractual   October 31,   exercise
Range of exercise prices       1999            Life        1999         price
------------------------------------------------------ -------------------------

        $0.01                 47,200           7.9         25,280       $0.01

Had compensation expense for the stock option plan been determined based on the fair value at the grant date for awards under this plan, consistent with the method of FASB Statement No. 123, the Company's net loss would not have increased for 1999, 1998 or 1997. The effects of FASB Statement No. 123 on pro forma net loss in 1999 and 1998 is not likely to be representative of the effects on pro forma net income or loss in future years.

9.   Employee Profit Sharing

The Company is required by the terms of an agreement (the "Agreement"), which expires October 1, 2000, between the Company and the USWA, to make quarterly profit sharing payments to its union employees. Such payments are 16.5% of profits excluding extraordinary items, pre-tax income or loss from significant sales of property, plant and equipment, income and investments applicable to affiliates, cumulative effect on prior years of changes in accounting principles, pre-tax income or loss from increases or decreases in value of equipment permanently taken out of service and deferred costs arising out of permanent closure of any department of substantial portion thereof. ASB is required by the terms of an agreement with the Union to make quarterly profit sharing payments to its Union employees. Such payments are 10% of profits
before taxes and before deduction for profit sharing.   Expense under these
plans was zero in 1999 and 1998 and $10,000 in 1997.

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-in-Possession)
                         Notes to Financial Statements
                           October 31, 1999 and 1998

10.  Income Taxes

The components of net deferred tax amounts recognized in the accompanying balance sheets are as follows (dollars in thousands):

                                                             October 31,
                                                          1999        1998
                                                        --------     -------
Deferred tax liabilities:
Basis of property, plant and equipment                  $ 31,127     $27,734
Allowance for doubtful accounts                              188         346
                                                        --------     -------
Total deferred tax liabilities                            31,315      28,080

Deferred tax assets:
 Net operating loss carryforwards                         57,048      30,835
 Alternative minimum tax credit carryforwards              2,048       2,048
 Accrued employee benefits                                 5,362       3,755
 Environmental                                             5,201           -
 Inventories                                                 205         617
                                                        --------     -------
Total deferred tax assets                                 69,864      37,255
 Valuation allowance                                     (38,549)     (9,175)
                                                        --------     -------
Net deferred tax asset                                  $      -     $     -
                                                        ========     =======

At October 31, 1999, the Company has net operating loss carryforwards of approximately $153,000,000 that expire from 2009 through 2017.

The Company's effective tax rate differs from the applicable U.S. federal statutory rate due to the following:

                                                                    Year ended October 31,
                                                           1999           1998           1997
                                                          ------         ------         ------
Tax expense (benefit) at the federal statutory rate       (35.0)%        (35.0)%        (35.0)%
Increase (decrease) resulting from:
 State income taxes                                        (2.2)%         (2.2)%         (2.1)%
 Expenses not tax deductible                                0.1 %          0.9 %          0.9 %
 Common stock warrants                                        - %        (25.1)%            - %
Deferred income tax valuation allowance                    35.3 %        110.5 %         32.5 %
Other                                                         - %            - %         (0.9)%
                                                          ------         ------         ------
Effective rate                                             (1.8)%         49.1 %         (4.6)%
                                                          ======         ======         ======

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-in-Possession)
                         Notes to Financial Statements
                           October 31, 1999 and 1998


The provision (benefit) for income taxes consists of the following (dollars in thousands):

                                          Year Ended October 31,
                                1999               1998              1997
                               ------             ------            ------
Current:
 Federal                       $(1,143)           $ (459)            $(130)
 State                               -               (14)              (13)
                               -------            ------             -----
                                (1,143)             (473)             (143)

Deferred:
 Federal                             -             1,933              (562)
 State                               -                66               (55)
                               -------            ------             -----
                                     -             1,999              (617)
                               -------            ------             -----
                               $(1,143)           $1,526             $(760)
                               =======            ======             =====

11.  Related Parties

The Company has separate management agreements with two affiliates and an insurance service agreement with another affiliate. The management agreements obligate the Company to pay annual fees totaling $1,250,000. The insurance agreement calls for fees equal to 15% of the total annual cost of the Company's insurance program. All agreements contain provisions for reimbursement of expenses in addition to the annual fees. Payments to affiliates under these plans were discontinued July 1, 1999, due to the bankruptcy filing. Total amounts paid to affiliates for services under management agreements for the fiscal years ended October 31, 1999, 1998 and 1997, were $451,000, $1,344,000 and $1,545,000, respectively, including $85,000, $94,000 and $295,000, respectively, in reimbursed expenses. Total fees paid to an affiliate under the insurance services agreement for the fiscal years ended October 31, 1999, 1998 and 1997, totaled $44,000, $209,000 and $213,000, respectively.

Notes receivable from officers of $535,000 and $750,000 at October 31, 1999 and 1998, respectively, are evidenced by promissory notes bearing interest at 6.5% and becoming due on April 15, 2015, or on such earlier date upon the occurrence of certain events as stated in each such promissory note, including upon termination of employment for cause. The indebtedness is secured by a pledge of the officers' interests in a limited partnership.

Due to non-compete agreements signed in fiscal 1999 by two officers upon their resignation, two of these notes are being amortized over the life of the agreements upon which their respective indebtedness will be forgiven. Also, the remaining officers have signed retention agreements whereby these notes will be forgiven if the executive is terminated without cause while the Company is in Chapter 11, or if the executive remains with the Company until a final plan of reorganization is confirmed. Amortization expense amounted to $215,000 in fiscal 1999. See Footnotes 7 and 12.

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-in-Possession)
                         Notes to Financial Statements
                           October 31, 1999 and 1998

12.  Commitments and Contingencies

Commitments

The Company had two purchase agreements with suppliers of ore pellets which were terminated in fiscal 1999. The Company is currently evaluating other sources for iron ore pellets. The Company expects to continue to purchase approximately one half of its requirements from Canada and the remainder from South America. These negotiations should conclude in February 2000.

The Company has commitments for construction projects related to plant expansion and environmental improvements of approximately $0.7 million at October 31, 1999.

In connection with the Chapter 11 filing, the Company offered several of its key executives retention agreements. These agreements provide for the executives to receive continued pay and benefits for variable amounts of time, and forgiveness of any debts owed if they are terminated without cause while the Company is in Chapter 11. The agreements also provide bonus amounts and forgiveness of any debts owed if the executive remains with the Company until there is a final order confirming the plan of reorganization.

Although the Company has no obligation with respect to the senior subordinated notes, the seller note or redeemable preferred stock of Holding, the sole source of funds for these obligations is expected to be dividend distributions or loans from the Company. Holding's senior subordinated notes require Holding to cause the Company to pay dividends to Holding to the maximum extent permitted under the indenture for the Notes and applicable law. No dividends were declared for the fiscal years ended October 31, 1999, 1998 and 1997.

Contingencies

The Company is involved in litigation arising from its normal operations, including employee matters, the resolution of which is not expected to have a significant effect on the Company's financial position, results of operations or liquidity.

Substantially all of the Company's hourly employees, and several salaried office and clerical employees are represented by the USWA. The current contract which was signed in April 1996 is due to expire in October 2000. The predecessor to the Company experienced a 1 1/2 day work stoppage in 1989, however, the Company has not experienced any work stoppages since. The Company believes a work "slowdown" occurred in November 1999. The Company believes that it has satisfactory relationships with its union represented employees. The Company is currently in negotiations with the USWA regarding the contract expiring in October 2000, and management believes a settlement will be reached. However, if an extended work stoppage occurred, it could have a material adverse effect on the Company's financial position, results of operations and liquidity.

The Company is subject to a broad range of federal, state and local environmental laws and regulations, including those governing discharges to the air and water, the handling and disposal of solid and/or hazardous wastes, and the remediation of contamination associated with releases of hazardous substances.

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-in-Possession)
                         Notes to Financial Statements
                           October 31, 1999 and 1998

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

During 1992, the U.S. Environmental Protection Agency ("EPA") asserted that a wastewater ditch system on the Company's property should be remediated and "closed" under the Resource Conservation and Recovery Act ("RCRA"). The Predecessor entered a consent decree in settlement of that claim, which required a regulatory "closure" of the ditch. On November 26, 1997, ADEM approved the closure plan for the wastewater ditch system. The requirements of the closure plan are: (1) sediment sampling in the ditch system and (2) groundwater monitoring. Sixty-six sediment samples were taken throughout the system and analyzed in March 1998. Eleven groundwater-monitoring wells were installed and samples taken in February 1998. Based on the results obtained in this sampling, on September 29, 1998, clean closure certification was granted by ADEM releasing the Company from providing financial assurance of closure. The EPA has not yet responded to the closure certification. If clean closure cannot be achieved, the Company estimates the contingent closure costs will be $1.1 million with post-closure costs of $2.7 million ($90,000 annually for 30 years). As another part of the settlement of this action, the Company is also required to perform a RCRA Facility Investigation of certain solid waste management units ("SWMUs") at the site. The Company submitted a workplan for this investigation to the EPA on May 26, 1999 and is waiting for the agency's comments. The RCRA facility assessment conducted by the EPA identified a total of 41 SWMUs and 6 areas of concern ("AOCs") at the Gadsden facility. Of the 41 SWMUs, two are recommended for confirmatory sampling ("CS"). Of the 6 AOCs, two are recommended for CS. All other SWMUs or AOCs are recommended for no further action ("NFA") or are recommended for action under other regulatory programs.

The Company faces an enforcement action under the Clean Water Act. The U.S. Department of Justice ("DOJ") notified the Company that it, at the request of the EPA, was prepared to take "appropriate enforcement action in federal court" against the Company for alleged violations of its water discharge permit, and invited the Company to discuss a possible settlement prior to filing suit. The Company opened discussions with the DOJ in an attempt to settle these claims. These discussions resulted in substantial agreement as to certain additional upgrades to the Company's wastewater treatment system, and these upgrades have now largely been completed. On August 28, 1997, while negotiations were ongoing with the DOJ, a 60-day notice of intent to file a citizen suit under the Clean Water Act was sent by one Johnny Williams, a resident of Rainbow City, Alabama. Prior to expiration of the 60-day period, the DOJ filed its action under the Clean Water Act, thus precluding the citizen suit. On October 27, 1997, Mr. Williams moved to intervene in the government's action, and this intervention was allowed by the court. On April 21, 1998, a second motion to intervene was filed by L.E. McGriff and Herbert Patterson, and this motion was also allowed by the court. Despite the filing of this litigation, the Company and the DOJ continued to explore a possible settlement. The DOJ has alleged that over 4,000 potential violations of the Clean Water Act have occurred. On June 8, 1999, the district court issued an order granting DOJ's motion for partial

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-in-Possession)
                         Notes to Financial Statements
                           October 31, 1999 and 1998

summary judgement holding the Company liable for 1,000 violations of its National Pollution Discharge Elimination System (the "NPDES") permit from May 1995 to September 1998 comprising 4,290 days of violation. Each violation carries a civil penalty of up to $27,500 per day. Almost two-thirds of the exceedances occurred at points internal to the plant. The district court's opinion provides that "the amount of the penalty for violations of the effluent limitations on outfalls along the Company's internal waste streams might be subject to mitigation, given that those outfalls do not discharge directly into waters of the United States." It is the Company's belief that if that is true, such discharges are not regulated by the Clean Water Act and therefore the Company has no liability for those discharges as a matter of law. In the event a civil penalty is imposed, the Clean Water Act requires the district court to consider the seriousness of the violations, the economic benefits (if any) resulting from the violations, any good faith efforts to comply with the applicable requirements, the economic impact of the penalty on the Company, and such other matters as the DOJ may require in determining the amount of the penalty. On December 11, 1998, the Company filed an expedited petition with the ADEM for a modification of its NPDES permit. If granted, the Company will be in a position to be in compliance with the Clean Water Act at all times of the year. ADEM has not yet acted on that petition.

In addition, on February 5, 1998, Mr. Williams instituted an action in the Circuit Court of Etowah County, Alabama, individually and as a representative of a putative class of downstream property owners, seeking unspecified damages and injunctive relief on a variety of theories for the alleged diminution of downstream property values and unspecified health hazards as a result of the Company's wastewater discharges. The Company believes the claims of Mr. Williams are without merit, and that no class should be certified. On motion of the Company, this action has been stayed pending possible resolution of the Clean Water Act enforcement action.

During negotiations with the DOJ over the Clean Water Act matter described above, the DOJ raised remediation of Black Creek as a possible issue. The EPA conducted a Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") Site Investigation in two phases, the first in June 1997 and the second in December 1997. Analyses of surface water samples indicated elevated levels of zinc. Analyses of sediment samples indicated elevated levels of inorganic constituents, primarily lead and zinc. Zinc contamination was found to be widespread in Lake Gadsden sediments, not limited to discrete areas of the lake. The EPA compiled its data into a CERCLA Site Investigation Report on September 30,1998. The levels of metals in the sediment generally increase with depth, indicating historical discharges are a greater contributor to the elevated levels. The EPA has made no determination of what remediation, if any, will be necessary. On December 23, 1998, as a result of a routine file review at the ADEM, the Company was provided with a November 30, 1998, e-mail message from the EPA Task Monitor addressed to a member of the public. That e-mail reported that the Gulf States Steel Site Investigation Report was referred from EPA's Emergency Response and Removal Branch to the EPA Superfund Remedial Program for evaluation and potential remediation, but reported that "the time frame for this is uncertain." Although certain core samples were taken at Lake Gadsden more than two years ago, the EPA has initiated no enforcement action regarding this matter, although on November 24, 1999, the United States filed a Proof of Claim on behalf of the United States seeking approximately $280,000 in alleged prepetition unreimbursed CERCLA response costs to test and evaluate Lake Gadsden and an estimated $13,020,000 in potential additional CERCLA response costs. The Company has informed the EPA that its contribution, if any, to the sediment findings is divisible, and that apportioned, rather than joint and several liability, is appropriate.

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-in-Possession)
                         Notes to Financial Statements
                           October 31, 1999 and 1998

Additionally, the Company's relative contribution, if any, to the sediment results must be further reduced to the extent that it is the result of a federally permitted discharge. The Company, the DOJ, and the EPA have been negotiating the terms of a potential consent decree that would settle both the current Clean Water Act claims and any potential CERCLA claims that could be asserted against the Company in the future. In light of these discussions, a Pretrial Order was entered by the District Court for the Northern District of Alabama on December 6, 1999, allowing discovery to proceed through January 31, 2000, but reaffirming that the date for the Clean Water Act trial remains set for March 27, 2000. The Company and the DOJ have informed the District Court for the Northern District of Alabama that they are working toward finalizing the terms of a consent decree that they anticipate will be ready to place on the public record for comment on or before January 31, 2000.

Based on the most recent draft consent decree provided to the Company on January 19, 2000, the Company believes that all pending claims under the Clean Water Act and potential claims under CERCLA, will be resolved by a settlement, which is expected to contain the following elements:

     1. The Company has agreed to be assessed a civil penalty of $8,000,000, however, because of the Company's bankruptcy proceeding, the United States has agreed to accept a payment of $100,000 on or before July 1, 2001, in settlement of the Company's liability for penalties arising out of the alleged violations of the Company's NPDES permit. The United States agrees that the remainder of the assessed civil penalty of $7,900,000 will be subordinated to all other claims and interests in the bankruptcy proceeding. Stipulated penalties are also proscribed for any future violations of the Clean Water Act.
     2. The Company has agreed to undertake the construction of four Supplemental Environmental Projects, expending the following amounts on each: Plate Mill Scale Pit ($2,000,000); Water Intake Flow Reduction ($200,000); Oil Lubrication System Replacements ($150,000); and Oil Cellar Improvement Project ($150,000). These projects were recommended by the expert engineering firm employed by the Department of Justice and are designed to secure significant environmental protection and improvements. In addition, not later than 18 months after the date of the entry of a final judgment, the Company will contribute $100,000 for the purchase of "ecologically valuable land" for benefit of the Alabama Land Trust, which will be responsible for retaining such land in its natural condition in perpetuity.
     3. The Company has agreed to pay to the EPA Hazardous Substance Superfund $6,400,000. Monthly payments will be made in installments of approximately $177,800 over 36 months into an escrow account and will commence on the latter of July 1, 2001, or 30 days after the date that the EPA issues a formal cleanup decision, i.e., an Action Memo or a Record of Decision, pursuant to the National Contingency Plan, 40 C.F.R. Part 300. If the EPA has not commenced cleanup at the site after the Company makes four monthly payments, the Company may temporarily cease making payments until cleanup commences. When the EPA issues a Certification of Completion, any monies remaining in the escrow account will revert to the Company.
     4. The United States will settle all pending claims under the Clean Water Act and provide a Covenant Not to Sue or take any other civil or administrative action against the

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-in-Possession)
                         Notes to Financial Statements
                           October 31, 1999 and 1998


          Company, pursuant to Sections 106 or 107(a) of CERCLA with respect to any existing contamination at the site. However, the Company reserves any and all rights (including, but not limited to, any right to contribution), defenses, claims, demands, and causes of action that it may have with respect to any matter, transaction, or occurrence relating to the facility or the site against any person that is not a party to the consent decree.

The principal subject of continuing discussion is the EPA's request that the Company agree to dispose of up to 434,000 cubic yards of any sediment removed from Lake Gadsden on the Company's property, however, the Company may refuse such disposal if a RCRA permit would be required. The Company is presently exploring whether this proposal is acceptable, and if not, alternative approaches for addressing this issue.

Although the consent decree has not been finalized and will require the approval of the Attorney General of the United States, the Administrator of the EPA, the United States District Court for the Northern District of Alabama, and the Bankruptcy Court, and therefore may be subject to further revision, it is the Company's belief, after participating in these negotiations and having consulted with legal counsel responsible for this case, that the final language of the consent decree will not likely vary materially from the description provided herein. Therefore, the Company has recorded a liability for such matters in the amount of $13,300,000, using a present value calculation for the future payments, for item 3) above. Of this amount, $7,900,000 is subject to subordination in the bankruptcy proceeding and is thus reflected in the 1999 balance sheet as prepetition Liabilities Subject to Compromise. The remaining amount ($6,500,000 discounted to $5,400,000) is not subject to compromise. However, there can be no assurance that the consent decree will be accepted on the terms set forth above.

On February 20, 1996, ADEM issued a Notice of Violation ("NOV") to the Company for continuing violation of opacity limits from the combustion stacks of the coke ovens, and included in the NOV a requirement that the Company install continuous opacity monitors in the stacks. The Company appealed this requirement, and it was subsequently withdrawn by ADEM on the condition that the Company employ an independent contractor to conduct visible emission readings on the stacks. The Company complied with this condition. While there has been no renewed request by ADEM that the Company install opacity monitors, ADEM has, in subsequent NOV's, identified such monitors as a possible future requirement.
The Company has taken the position in its communications with ADEM that the installation of such monitors on its existing stacks is not feasible; however, it is not currently possible to predict whether ADEM will again attempt to require that continuous opacity monitors be installed in the coke oven combustion stacks. The Company received a recent NOV, dated September 27, 1999, which documented excessive emissions from the No. 3 and No. 4 coke oven combustion stacks, but did not refer to any continuous opacity monitors.

On April 22, 1998, the EPA issued an NOV to the Company relating to alleged violations of the Toxic Substance Control Act ("TSCA") based on an inspection conducted on May 16, 1996. The conditions cited in the NOV had been promptly addressed following the May 16, 1996 inspection. On December 31, 1998 the Company and the EPA reached an administrative settlement of these allegations for a penalty payment of $31,813 and the voluntary replacement of four PCB transformers at an estimated total cost of $149,500. As of December 31, 1999, all four of the transformers have been replaced.

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-in-Possession)
                         Notes to Financial Statements
                           October 31, 1999 and 1998

As a result of a September 1997 inspection, ADEM determined that certain violations of hazardous waste rules had occurred at the Company's facility and had resulted in the release of hazardous waste from a secondary containment area on site. The Company is addressing assessment and possible remediation of this site area with ADEM. In August 1998, ADEM proposed a Consent Order with an administrative penalty of $80,000. On September 28, 1998, ADEM issued a second NOV regarding the same issue. These matters have been consolidated. ADEM issued a draft Administrative Order regarding the consolidated NOV's on May 20, 1999, again proposing a civil penalty of $80,000. The Company has requested a meeting with ADEM to discuss settlement of this matter. At this meeting, the Company discussed with ADEM coordination of any state required activities with the ongoing RCRA Facility Investigation workplan. ADEM generally agreed with this approach and is drafting an appropriate document, which will be forwarded to the Company shortly.

On April 1, 1999, the Company was identified by the Environmental Protection Division of the State of Georgia Department of Natural Resources ("EPD") as one of the parties responsible for the SoGreen Barren Area Site in Tifton, Georgia. Previously, the Company had responded to EPD that it had no records of any materials being shipped to the site, and that a review of EPD documents revealed that the Company was incorrectly identified as a "successor" to Republic Steel Corporation. EPD nevertheless issued an Administrative Order to the Company. The Company declined to participate in the Order, and EPD now may seek cost recovery and punitive damages for expenses it incurs to complete the corrective action at the site. No appeal was available form the Administrative Order; however, the Company may petition for a hearing in the event EPD seeks to recover costs, enforce the Administrative Order, or recover a penalty. It is unknown at this time whether EPD will take any of these actions. Should EPD take any such action, the Company will petition for a review, as it believes it has valid defenses as it is not a successor to Republic Steel Corporation.

The Company has applied for a Title V Major Source Operating Permit under the Clean Air Act. On October 14, 1999, ADEM placed a copy of a draft permit on the public record for a 30 day comment period. The Company and ADEM are in the process of negotiating certain terms and conditions of the permit as a result of that process.

On January 27, 1999, the EPA filed an information request with the Company regarding certain potential violations of the Clean Air Act regarding Prevention of Significant Deterioration ("PSD") preconstruction review and permitting for certain boilers (Nos. 1, 2, 3, 4, 5, 7, 8, and 9). The Company responded to the request on May 6, 1999. The EPA has not yet replied.

For the fiscal years ended October 31, 1999, 1998 and 1997, capital expenditures for environmental projects were $2.8 million, $4.2 million and $4.1 million, respectively, and environmental compliance expenses were $5.0 million, $5.5 million and $6.0 million, respectively.

As of October 31, 1999, the Company has accrued $14 million for unresolved environmental remediation matters, with $7.9 million being reflected in Liabilities Subject to Compromise. Though the Company believes that it has adequately reserved for the cost of all known environmental conditions in accordance with generally accepted accounting principles, the relevant agencies may insist upon different and more costly remedial measures than those previously believed by the Company to be adequate or required by

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-in-Possession)
                         Notes to Financial Statements
                           October 31, 1999 and 1998

existing law. The ultimate resolution of the above matters could have a material adverse effect on the Company's financial position, results of operations and liquidity.

13.  Pension Plan

The Company has a defined contribution pension plan covering all employees represented by the Union. For the period after October 1, 1999, the Company's required contribution to the plan was $.90 per hour for all paid qualified hours for each eligible participant. For the periods from April 1, 1999 to October 1, 1999, and April 1, 1997 to April 1, 1999, the Company's required contribution to the plan was $.80 and $.70 per hour, respectively. Pension expense for the fiscal years ended October 31, 1999, 1998 and 1997, was $2.1 million, $2.2 million and $2.2 million, respectively.

14.  Postretirement Benefit Plan

The Company sponsors a defined benefit health care plan for union and non-union employees which provides postretirement medical benefits to full-time employees who have worked 30 years, or have reached the age of 60 with 15 years of service, or have reached the age of 65 while in service with the Company. The plans are contributory and contain other cost-sharing features such as deductibles and coinsurance provisions. The accounting for the plans anticipates future cost-sharing changes to the written plans that are consistent with the Company's expressed intent to increase the retiree contribution rate annually for the expected general inflation rate for that year. The ability to actually increase the retiree contribution rate depends in part on changes to the Company's union contract. The Company's policy is to fund the cost of medical benefits in amounts determined at the discretion of management.

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-in-Possession)
                         Notes to Financial Statements
                           October 31, 1999 and 1998

The following tables present the changes during the year in the benefit obligation and in the fair value of plan assets (dollars in thousands):

                                                            October 31,
                                                         1999        1998
                                                       --------------------
   Change in benefit obligation
   Benefit obligation at beginning of year             $ 20,908     $15,728
   Service cost                                             756         669
   Interest cost                                          1,532       1,297
   Actuarial gain/(loss)                                 (1,968)      3,347
   Estimated benefits paid                                  (30)       (133)
                                                       --------     -------
   Benefit obligation at end of year                   $ 21,198     $20,908
                                                       --------     -------

   Change in plan assets
   Fair value of plan assets at beginning of year      $  3,781     $ 3,493
   Actual return on plan assets                              37         288
   Employer contribution                                     30         133
   Estimated benefits paid                                  (30)       (133)
                                                       --------     -------
   Fair value of plan assets at end of year            $  3,818     $ 3,781
                                                       --------     -------

The reconciliation of the funded status of the plan, and the components of net periodic benefit cost are as follows (in thousands):

                                                             October 31,
                                                           1999       1998
                                                         --------------------
   Reconciliation of funded status
   Benefit obligation in excess of plan assets           $(17,380)   $(17,127)
   Unrecognized prior service cost                          7,086       7,677
   Unrecognized net loss                                    2,714       4,588
                                                         --------    --------
   Accrued benefit cost                                  $ (7,580)   $ (4,862)
                                                         ========    ========

   Components of the plans net periodic benefit cost
   Service cost                                          $    756    $    669
   Interest cost                                            1,532       1,297
   Expected return on plan assets                            (284)       (262)
   Amortization of prior service cost                         591         591
   Recognized net actuarial loss                              153           1
                                                         --------    --------
   Net periodic benefit cost                             $  2,748    $  2,296
                                                         ========    ========

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-in-Possession)
                         Notes to Financial Statements
                           October 31, 1999 and 1998

The annual assumed rate of increase in the per capita cost of covered benefits for the union plan (i.e., health care cost trend rate) is 7.0% for pre-65 medical costs and 5.5% for post-65 medical costs for 1999, and is assumed to decrease gradually to 5% by 2003 and remain at that level thereafter. The health care costs for the non-union plan are capped after fiscal 2000 and there is no medical trend after fiscal 2000. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of October 31, 1999, by $4,529,000, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1999 by $539,000. Also, decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation as of October 31, 1999, by $3,502,000, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1999 by $410,000.

The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% and 7.0% at October 31, 1999 and 1998, respectively. The expected long-term rate of return on plan assets, after estimated income taxes, was 7.5% both at October 31, 1999 and 1998.

15.  Concentration of Credit Risk

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

16.  Fair Value of Financial Instruments

The carrying amount of the Company's financial instruments approximates fair value at October 31, 1999 and 1998, except for the fair values of financial instruments subject to compromise which are not presented because these fair values are subject to the outcome of the Chapter 11 case described in Note 1. Subsequent allowances of claims by the Bankruptcy Court may vary widely from amounts currently recorded in the Company's accompanying balance sheets.

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-in-Possession)
                         Notes to Financial Statements
                           October 31, 1999 and 1998

17.  Summary of Quarterly Results of Operations

The following is a summary of unaudited quarterly results of operations (dollars in thousands, except per share data):

                                             Three months ended
                                ----------------------------------------------
                                October 31,  July 31,  April 30,   January 31,
                                   1999        1999       1999        1999
                                ----------------------------------------------
Net sales                         $ 84,570   $ 82,339    $ 78,918    $ 74,623
Operating loss                     (21,354)    (6,598)    (16,696)     (4,944)
Loss before restructuring item
                                   (22,846)   (11,566)    (23,825)    (11,845)
Restructuring item :
 Professional fees                  (2,403)    (1,787)          -           -

Net loss                           (24,106)   (13,353)    (23,825)    (11,845)
Net loss per share                   (6.68)     (3.70)      (6.60)      (3.28)


                                               Three months ended
                                 ----------------------------------------------
                                  October 31, July 31,   April 30,  January 31,
                                    1998        1998        1998        1998
                                 ----------------------------------------------
Net sales                          $92,741    $107,356    $103,592    $103,317
Operating profit                     5,123       5,597       4,934       6,508
Loss before extraordinary item        (834)     (1,181)     (2,086)       (531)
Extraordinary charge for debt
    Refinancing                         --           -           -      (1,044)
Net loss                              (834)     (1,181)     (2,086)     (1,575)
Earnings per share:
  Loss before extraordinary Items    (0.23)       (.33)       (.57)       (.15)
  Extraordinary charge for
    Debt refinancing                    --          --          --        (.29)
  Net loss                           (0.23)       (.33)       (.57)       (.44)

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     See the Company's Form 8-K dated September 2, 1999 filed with the Securities and Exchange Commission on September 10, 1999, which is incorporated herein by reference.


                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

     The information contained on pages 4, 5 and 6 of Gulf States Steel, Inc. of Alabama's Proxy Statement dated January 31, 2000, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

     The information contained on pages 7, 8, 9 and 10 of Gulf States Steel, Inc. of Alabama's Proxy Statement dated January 31, 2000, with respect to directors and executive officers of this Company, is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

     The information contained on pages 2 and 3 of Gulf States Steel, Inc. of Alabama's Proxy Statement dated January 31, 2000, with respect to directors and executive officers of this Company, is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

     The information contained on pages 11 and 12 of Gulf States Steel, Inc. of Alabama's Proxy Statement dated January 31, 2000, with respect to directors and executive officers of this Company, is incorporated herein by reference in response to this item.

                                    PART IV
                                    -------

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------       ----------------------------------------------------------------


ITEM 14 (a)1.  INDEX TO FINANCIAL STATEMENTS COVERED BY REPORT OF INDEPENDENT
-------------  --------------------------------------------------------------
               AUDITORS
               --------
     The Financial Statements of Gulf States Steel, Inc. of Alabama are included in Item 8:

Balance Sheets
     As of October 31, 1999 and 1998
Statements of Operations
     For the years ended October 31, 1999, 1998 and 1997
Statements of Cash Flows
     For the years ended October 31, 1999, 1998 and 1997
Notes to Financial Statements


ITEM 14 (a)2.  INDEX TO FINANCIAL STATEMENT SCHEDULES
-------------  --------------------------------------

     The following financial statement schedules of Gulf States Steel, Inc. of Alabama are included in Item 14 (d):

     Form 10-K Schedules    Description                          Page Number
     -------------------    -----------                          -----------

            II              Valuation and Qualifying Accounts          71

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

10.16 Employment contract with Robert Schaal dated February 2, 1998, by and between Robert Schaal and the Registrant (Incorporated by reference to the Registrant's annual report on Form 10-K for the fiscal year ended October 31, 1998, filed with the Securities and Exchange Commission on January 27, 1999).

10.17 Employment contract with Jim R. Grimm dated July 28, 1998, by and between Jim R. Grimm and the Registrant (Incorporated by reference to the Registrant's annual report on Form 10-K for the fiscal year ended October 31, 1998, filed with the Securities and Exchange Commission on January 27, 1999).

10.18 Non-Compete Agreement dated as of January 1, 1999 between John D. Lefler and the Registrant (Incorporated by reference to the Registrant's annual report on Form 10-K for the fiscal year ended October 31, 1998, filed with the Securities and Exchange Commission on January 27, 1999).

10.19 First Amendment to Loan and Security Agreement dated December 17, 1998 by and between the Registrant and Fleet Capital Corporation (Incorporated by reference to the Registrant's annual report on Form 10-K for the fiscal year ended October 31, 1998, filed with the Securities and Exchange Commission on January 27, 1999).

10.20 Postpetition Loan and Security Agreement dated July 1, 1999, among Gulf States Steel, Inc. of Alabama, Fleet Capital Corporation, as agent, and certain financial institutions listed therein (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended July 31, 1999, filed with the Securities and Exchange Commission on September 21, 1999).

10.20(a) First Amendment to Postpetition Loan and Security Agreement dated July 20, 1999, filed herewith.

10.20(b) Second Amendment to Postpetition Loan and Security Agreement dated January 10, 2000, filed herewith.

10.21 Financing Agreement, dated as of July 1, 1999, among Gulf States Steel, Inc. of Alabama, Ableco Finance LLC, as agent, and certain lenders listed therein (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended July 31, 1999, filed with the Securities and Exchange Commission on September 21, 1999).

10.21(a) Amendment Number One and Waiver and Consent to Financing Agreement dated December 29, 1999, filed herewith.

10.22     Final Order Pursuant to 11 U.S.C. (S)(S) 105(a), 364(c)(1), (c)(3) and
          (d)(1) (I) Authorizing Debtor to Obtain Trade Credit from Suppliers Secured by Lien on Debtor's Assets with Administrative Expense Priority, and (II) Authorizing Debtor to Pay Credit Extension Fees, signed and dated July 20, 1999, by the United States Bankruptcy Court, Northern District of Alabama, Eastern Division, In the Matter of Gulf States Steel, Inc. of

               Alabama, as debtor, in Bankruptcy Case No. 99-41958-JSS-11, with accompanying Exhibit of Terms (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended July 31, 1999, filed with the Securities and Exchange Commission on September 21,
               1999).

10.23 Executive Retention Agreement between Gulf States Steel, Inc. of Alabama and John W. Duncan dated April 14, 1999, filed herewith.

10.23(a) Executive Retention Agreement between Gulf States Steel, Inc. of Alabama and James R. Grimm dated April 7, 1999, filed herewith.

10.23(b) Executive Retention Agreement between Gulf States Steel, Inc. of Alabama and James S. Henderson dated April 13, 1999, filed herewith.

10.23(c) Executive Retention Agreement between Gulf States Steel, Inc. of Alabama and Joe P. Magee dated April 7, 1999, filed herewith.

10.23(d) Executive Retention Agreement between Gulf States Steel, Inc. of Alabama and Peter P. Pincura dated April 7, 1999, filed herewith.

10.23(e) Executive Retention Agreement between Gulf States Steel, Inc. of Alabama and Robert Schaal dated April 13, 1999, filed herewith.

10.23(f) Executive Retention Agreement between Gulf States Steel, Inc. of Alabama and Larry W. Singleton dated October 19, 1999, filed herewith.

16 Letter regarding changes in Registrant's certifying accountant (Incorporated by reference to the Registrant's report on Form 8-K dated September 2, 1999, filed with the Securities and Exchange Commission on September 10, 1999).


21 Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 to the Registrant's registration statement on Form S-1, Registration No. 33-92496 filed with the Securities and Exchange Commission on May 19, 1995.)

27             Financial Data Schedule.

ITEM 14 (b).        REPORTS ON FORM 8-K
------------        -------------------

     Form 8-K was filed on September 10, 1999, relating to Item 4, Change in Certifying Accountant.


ITEM 14 (c).        EXHIBITS
------------        --------

     The response to this portion of Item 14 is submitted as a separate section of this report.

ITEM 14 (d).     FINANCIAL STATEMENT SCHEDULE
------------     ----------------------------

                                                                     Schedule II

                      GULF STATES STEEL, INC. OF ALABAMA

                       Valuation and Qualifying Accounts

                                    Balance at      Charged to      Deductions-     Balance at End
                                   Beginning of     Costs and      Write-offs(a)      of Period
Description                           Period         Expenses
-----------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts:

Year ended October 31, 1999        $  930,408       $    --          $  10,998          $941,406

Year ended October 31, 1998           389,874        310,000           230,534           930,408

Year ended October 31, 1997         1,050,000            --           (660,126)          389,874

(a)  Uncollectible accounts written off, net of recoveries.

                                    Balance at      Charged to      Deductions-     Balance at End
                                   Beginning of     Costs and      Write-offs(a)      of Period
Description                           Period         Expenses
-----------------------------------------------------------------------------------------------------------
Reserve for Environmental
 Contingencies:

Year ended October 31, 1999       $ 2,003,860      $12,122,258       $(126,118)      $14,000,000 (b)

Year ended October 31, 1998           750,000        1,296,000         (42,140)        2,003,860

Year ended October 31, 1997           750,000          383,179        (383,179)          750,000

(b) Of the amount $7,900,000 is reflected in Liabilities Subject to Compromise in the 1999 Balance Sheet.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Gulf States Steel, Inc. of Alabama:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of GULF STATES STEEL, INC. OF ALABAMA included in this Form 10-K and have issued our report thereon dated December 22, 1999, except with respect to the environmental matters discussed in Note 12, as to which the date is January 31, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                            Arthur Andersen LLP


Birmingham, Alabama
December 22, 1999,
except with respect to the environmental matters discussed in Note 12, as to which the date is January 31, 2000

GULF STATES STEEL, INC. OF ALABAMA
                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           GULF STATES STEEL, INC. OF ALABAMA
                                       (Registrant)

1/21/00                    /s/ Robert Schaal
--------------             -----------------------------------------------------
Date                       Robert Schaal, Chairman and Chief Executive Officer
                           (principal executive officer)

1/21/00                    /s/ James R. Grimm
--------------             -----------------------------------------------------
Date                       James R. Grimm, Senior Vice President and CFO
                           (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dated indicated.

1/21/00                    /s/ Steven E. Karol
--------------             -----------------------------------------------------
Date                       Steven E. Karol, Chairman of the Board, Director

1/21/00                    /s/ Robert Schaal
--------------             -----------------------------------------------------
Date                       Robert Schaal, Director

1/21/00                    /s/ Robert W. Ackerman
--------------             -----------------------------------------------------
Date                       Robert W. Ackerman, Director

1/21/00                    /s/ Dale S. Okonow
--------------             -----------------------------------------------------
Date                       Dale S. Okonow, Director

1/21/00                    /s/ William S. Karol
--------------             -----------------------------------------------------
Date                       William S. Karol, Director

1/21/00                    /s/ Howard H. Stevenson
--------------             -----------------------------------------------------
Date                       Howard H. Stevenson, Director

1/21/00                    /s/ Robert M. Wadsworth
--------------             -----------------------------------------------------
Date                       Robert M. Wadsworth, Director

                                                            Exhibit 10.23 (a-f)
                                                            Exhibit 10.20 (a-b))
                                                            Exhibit 10.21 (a)

                     [Exhibits filed but not included here]