Form 10-Q
period 2000-01-31
GULF STATES STEEL INC /AL/
filed 2000-03-16
CIK 945530

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
 X  Quarterly report pursuant to Section 13 or 15 (d) of the Securities
---
Exchange Act of 1934 for the quarterly period ended January 31, 2000.

                                       OR
____ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from __________________ to
___________________


Commission file Number 33-92496
                       --------

                      GULF STATES STEEL, INC. OF ALABAMA
                      ----------------------------------
                   (Debtor-in-Possession as of July 1, 1999)
            (Exact name of registrant as specified in its charter)

Alabama                                                         63-114 1013
-----------------------------------------------------           --------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

174 South 26th Street
Gadsden, Alabama                                                35904-1935
-----------------------------------------------------           --------------------------------
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

                                  Yes X    NO ___
                                     ---


At the date of this filing, there are 3,610,000 shares of $.01 par value common stock outstanding, all of which are owned by GSS Holding Corp. No voting stock is held by nonaffiliates or traded on an established public trading market.

                      GULF STATES STEEL, INC. OF ALABAMA
                                   FORM 10-Q

                               TABLE OF CONTENTS

Item                                                                         Page
----                                                                         ----
                         PART I - FINANCIAL INFORMATION

1.   Financial Statements .................................................    3
2.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations...........................................   18
3.   Quantitative and Qualitative Disclosures About
       Market Risk.........................................................   23


                          PART II - OTHER INFORMATION

1.   Legal Proceedings.....................................................   24
3.   Defaults Upon Senior Securities.......................................   24
6.   Exhibits & Reports on Form 8-K........................................   24

                        PART I - FINANCIAL INFORMATION
                        ------------------------------



ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
-------  --------------------------------
     Balance Sheets -
          As of January 31, 2000 and October 31, 1999....................................   4

     Statements of Operations -
          For the Three Months Ended January 31, 2000 and 1999...........................   5

     Statements of Cash Flows -
          For the Three Months Ended January 31, 2000 and 1999...........................   6

     Notes to Financial Statements.......................................................   7

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-In-Possession)
                          Balance Sheets (Unaudited)
                            (dollars in thousands)


                                                                        January 31, 2000      October 31, 1999
                                                                        --------------------------------------
               ASSETS
Current assets:
    Cash and cash equivalents                                            $      1,417        $       1,551
    Accounts receivable, less allowance for doubtful
       accounts of $806 in 2000 and $941 in 1999                               37,481               35,721
    Inventories                                                                45,083               37,861
    Deferred income taxes                                                       2,860                2,860
    Prepaid and other current assets                                            6,303                9,461
                                                                         ------------        -------------
        Total current assets                                                   93,144               87,454

Noncurrent assets:
    Property, plant and equipment (net of accumulated depreciation)           188,069              191,848
    Deferred charges, less accumulated amortization of
       $365 in 2000 and $199 in 1999                                              431                  398
    Other noncurrent assets                                                       300                  300
                                                                         ------------        -------------

                Total assets                                             $    281,944        $     280,000
                                                                         ============        =============

LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities not subject to compromise
Current Liabilities:
    Accounts payable                                                     $     20,000        $      19,795
    Accrued payroll and employee benefits                                       9,888               11,101
    Accrued workers compensation                                                3,099                2,933
    Accrued other liabilities                                                   4,705                6,637
    Debtor-in-possession term loan (Note 5)                                    17,070               14,570
    Debtor-in-possession credit facility (Note 5)                              47,141               34,915
                                                                         ------------        -------------
        Total current liabilities                                             101,903               89,951

   Noncurrent liabilities:
    Deferred postretirement health benefits                                     8,153                7,475
    Accrued environmental expense                                               5,300                5,300
    Deferred income taxes                                                       2,860                2,860
                                                                         ------------        -------------
        Total noncurrent liabilities                                           16,313               15,635

Liabilities subject to compromise (Note 2)                                    233,256              233,536
                                                                         ------------        -------------

                Total liabilities                                             351,472              339,122

Stockholder's deficit:
    Common stock, par value $.01 per share; 4,000,000 shares
       authorized, 3,610,000 shares issued and outstanding                         36                   36
    Additional paid-in capital                                                 39,050               39,050
    Notes receivable from officers                                               (498)                (535)
    Accumulated deficit                                                      (108,116)             (97,673)
                                                                         ------------        -------------
                Total stockholder's deficit                                   (69,528)             (59,122)
                                                                         ------------        -------------

                Total liabilities and stockholder's deficit              $    281,944        $     280,000
                                                                         ============       =============

The accompanying notes are an integral part of the Financial Statements

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-In-Possession)
                     Statements of Operations (Unaudited)
                            (dollars in thousands)

                                                                         Three Months Ended   Three Months Ended
                                                                          January 31, 2000     January 31, 1999
                                                                         ------------------   -----------------
Net sales                                                                $     87,258         $     74,623
Cost of goods sold, excluding depreciation                                     84,167               69,646
Depreciation and amortization                                                   5,551                5,253
Selling, general and administrative expenses                                    4,371                4,568
                                                                         ------------         ------------

Operating loss                                                                 (6,831)              (4,844)

Other (income) expense
    Interest expense (Contractual interest of $7.8 million for three
         months ended January 31, 2000)                                         1,442                6,902
    Interest income                                                                (6)                  (1)
                                                                         ------------         ------------
                                                                                1,436                6,901
                                                                         ------------         ------------

Loss before restructuring items and income taxes                               (8,267)             (11,745)

Restructuring items:
    Professional fees                                                           2,176                  100
                                                                         ------------         ------------

Loss before income taxes                                                      (10,443)             (11,845)

Provision for income taxes                                                          -                    -
                                                                         ------------         ------------

Net loss                                                                 $    (10,443)        $    (11,845)
                                                                         ============         ============

Basic and diluted loss per share                                         $      (2.89)        $      (3.28)
                                                                         ============         ============

Weighted average shares outstanding                                         3,610,000            3,610,000
                                                                         ============         ============

The accompanying notes are an integral part of the Financial Statements.

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-In-Possession)
                     Statements of Cash Flows (Unaudited)
                            (dollars in thousands)

                                                                         Three Months Ended    Three Months Ended
                                                                          January 31, 2000      January 31, 1999
                                                                         ------------------    -----------------
Operating Activities:
Net loss                                                                 $   (10,443)          $   (11,845)
Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation                                                                5,385                5,253
    Amortization                                                                  166                  374
    Write down of officers' notes                                                  37                    -
    Changes in operating assets and liabilities:
        Accounts receivable                                                    (1,760)              (1,984)
        Inventories                                                            (7,222)              (4,822)
        Prepaid and other current assets                                        3,059                  225
        Accounts payable                                                          205               (4,368)
        Accrued payroll and employee benefits                                    (369)                (824)
        Accrued interest payable                                                  110                6,502
        Other accrued liabilities                                              (2,322)               1,904
                                                                         -------------         -----------

Net cash used by operating activities                                         (13,154)              (9,585)
                                                                         -------------         ------------

Investing Activities:
    Capital expenditures                                                       (1,606)              (5,360)
                                                                         -------------         ------------

Net cash used in investing activities                                          (1,606)              (5,360)
                                                                         -------------         ------------

Financing Activities:
    Net borrowings on revolving credit agreement                               12,226               13,577
    Proceeds from debtor-in-possession term loan                                2,500                    -
    Debt issue costs paid                                                        (100)                   -
    Payments on long-term debt                                                      -                 (289)
                                                                         ------------          -----------

Net cash provided by financing activities                                      14,626               13,288
                                                                         ------------          -----------

Net decrease in cash and cash equivalents                                        (134)              (1,657)
Cash and cash equivalents at beginning of period                                1,551                1,990
                                                                         ------------          -----------

Cash and cash equivalents at end of period                               $      1,417          $       333
                                                                         ============          ===========

Supplemental cash flow information:
Cash paid during the period for:
     Interest                                                            $      1,494          $       400
     Income taxes                                                                   -                    -

The accompanying notes are an integral part of the Financial Statements.

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-In-Possession)
                       Notes to the Financial Statements
                               January 31, 2000

1.   Basis of Presentation

The accompanying unaudited financial statements present the financial position, results of operations and cash flows of Gulf States Steel, Inc. of Alabama (the "Company") as of and for the fiscal three month periods ended January 31, 2000 and 1999.

The accompanying unaudited financial statements have been prepared by the Company without an audit in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article X of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the period November 1, 1999 to January 31, 2000, are not necessarily indicative of the results that may be expected for the full fiscal year ending October 31, 2000. The financial results for the fiscal year ending October 31, 2000, will be subject to an annual audit. For further information, refer to the consolidated financial statements of the Company and the notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 1999.

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

Loss Per Share

The Company has outstanding common stock warrants subject to put options to purchase 190,000 shares of common stock. The warrants are considered common equivalent shares and, if dilutive, are included in the average shares outstanding using the treasury stock method. The warrants were anti-dilutive for the first quarters of fiscal 2000 and fiscal 1999 and, therefore, are not included in the loss per share calculation.

Reclassification

Certain amounts in the October 31, 1999 balance sheet have been reclassified to conform with the presentation in the January 31, 2000 balance sheet.

2. Voluntary Filing Seeking Reorganization Under Chapter 11 of the United States Bankruptcy Code

The Company's operating results for fiscal 1998 and 1999 were severely affected by, among other things, a dramatic surge in steel imports beginning in the summer of 1998. As a consequence of record-high levels of low-priced steel imports and the resultant deteriorating market conditions, the Company's overall sales prices and shipments declined thereby causing a decrease in liquidity and profitability. The decreased liquidity made it impossible for the Company to service its then existing debt and fund ongoing operations. As a result, on July 1, 1999, the Company filed a voluntary petition seeking reorganization under Chapter 11 of Title 11 ("Chapter 11") of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for Northern District of Alabama, Eastern Division (the "Bankruptcy Court"), as previously described in Note 1 to the Financial Statements of the Company's Annual Report on the Form 10-K for the year ended October 31, 1999. Although the Company's reorganization plan has not been finalized, the Company has implemented a restructuring program to reduce costs, improve operating efficiencies and increase financial flexibility.

The Company is in possession of its properties and assets and continues to operate with its existing directors and officers as a debtor-in-possession. As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court. Pursuant to the provisions of the Bankruptcy Code, as of the petition date, actions to collect prepetition indebtedness owed by the Company are stayed and other prepetition contractual obligations may not be enforced against the Company. In addition, as a debtor-in-possession, the Company has the right, subject to the Bankruptcy Court's approval and certain other conditions, to assume or reject any prepetition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting such contracts or leases or from the filing of claims, and no provisions have been made for these items. The ultimate settlement of such liabilities are subject to a plan of reorganization.

The Company intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's business and to restructure the Company's obligations. Under the provisions of the Bankruptcy Code, the Company has the exclusive right to file such plan at any time during the 120-day period following July 1, 1999. The Company filed a motion to extend the exclusive period to file a plan to April 30, 2000. On February 28, 2000, the motion to extend the exclusive filing time period for the Company was granted by the Bankruptcy Court. A committee, representing holders (the "Ad Hoc Noteholders Committee") of the Company's 13 1/2% Series B First Mortgage Notes, due 2003 (the "First Mortgage Notes") has been granted the right, in exchange for permitting the subordination of the liens securing the First Mortgage Notes to the liens securing the collateral under the Term Loan (as defined in item 5 below), to file a Chapter 11 plan of reorganization on the earlier of (a) the 305th day (April 30, 2000) after the Company's Chapter 11 filing, unless the Company has failed to file a plan of reorganization by the 244th day (February 29, 2000) after its bankruptcy filing, in which case the Ad Hoc Noteholders Committee may file a plan of reorganization on the 245th day ( March 1, 2000), or (b) the first to occur of (i) certain financial covenant defaults or (ii) 30 days after an uncured default under the Term Loan. The Ad Hoc Noteholders Committee has waived its right to file a plan prior to April 30, 2000 by reason of the Company's failure to file a plan on or before February 29, 2000.

In connection with a plan of reorganization, the Company anticipates that the holders of the First Mortgage Notes will receive equity in exchange for the First Mortgage Notes. It is also anticipated that lenders providing exit financing to the Company will be issued equity as an incentive for providing exit financing.

In accordance with SOP 90-7, the accompanying balance sheet as of January 31, 2000, segregates Liabilities Subject to Compromise, such as unsecured claims, in the amount of $233.3 million, from liabilities not subject to compromise and liabilities arising subsequent to the bankruptcy filing. Liabilities Subject to Compromise are detailed as follows:

                       LIABILITIES SUBJECT TO COMPROMISE
                       ---------------------------------
                            (dollars in thousands)

                                                                          January 31,       October 31,
                                                                             2000              1999
                                                                          ----------        ----------
       Bonds, and Accrued Interest net of Debt Issuance Cost
              and Debt Discount (First Mortgage Notes)                    $   202,863       $  202,863
       Accounts Payable (Unsecured)                                            14,512           14,476
       Accrued Environmental Expenses (Unsecured)                               7,900            7,900
       Notes Payable (Secured Equipment Notes)                                  2,633            2,805
       Vendor Notes Payable and Accrued Interest (Unsecured)                    2,929            2,929
       Real Estate and Personal Property Taxes (Unsecured)                      1,733            1,877
       Capitalized Lease Obligations (Secured)                                    686              686
                                                                          -----------       ----------

                  Total Liabilities Subject to Compromise                 $   233,256       $  233,536
                                                                          ===========       ==========

The prepetition liabilities relating to two suppliers have been compromised in the Bankruptcy Court and, therefore, have been reclassified out of Liabilities Subject to Compromise and into other current liabilities.

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

On August 17, 1999, President Clinton signed Public L. No. 106-51, The Emergency Steel Loan Guarantee Act of 1999 (the "Loan Guarantee Act"). The Loan Guarantee Act will provide guarantees for up to $1 billion in loans to qualified steel and iron ore companies, with no company receiving guarantees of more than $250 million. These loans will be made by private sector lenders, with the Federal Government providing a guarantee for up to 85 percent of the amount of the principal of the loan. A loan guarantee may be issued upon application to the Emergency Steel Loan Guarantee Board (the "Loan Board") by a private banking or investment institution which has committed to enter into an agreement to provide a loan to a qualified steel company. The Bank of America, N.A. filed the application under the Loan Guarantee Act on January 31, 2000, for a 85% federal guarantee on a $130 million loan which, if issued, will be used by the Company to reorganize and recapitalize its business. Due to the deadline being extended, the application was supplemented on February 28, 2000, and a decision is expected by May 30, 2000. Thirteen companies filed applications for loan guarantees totaling $901.3 million. There can be no assurance that the Loan Board will grant a guarantee, or that the amount will be sufficient to meet the Company's capital requirements.

3.   Segment Reporting

The Company operates in one business segment with four primary product lines: hot-rolled products, cold-rolled products, galvanized products and plate products.

Hot-rolled products begin as slabs and are processed through the hot strip mill. This process reduces the thickness of the metal to customer specifications while improving its qualities. When the metal has obtained the desired thickness and strength it is rolled into a coil as a finished product. Hot-rolled products made up 27.2% and 20.5% of the Company's sales in the first quarter of fiscal year 2000 and 1999, respectively.

Cold-rolled products begin as a hot-rolled coil. These items are then processed through the cold strip mill (tandem mill) which reduces the metal to the desired thickness. The metal then goes through an annealing and temper process to restore its flexibility and to obtain the qualities the customer has specified. Once the metal has obtained all of the desired qualities it is rolled into a coil as a finished product. Cold-rolled products made up 23.6% and 18.0% of the Company's sales in the first quarter of fiscal year 2000 and 1999, respectively.

Galvanized products begin as either hot-rolled or cold-rolled coils and are then coated with zinc. These items are recoiled as a finished product. Galvanized products made up 10.4% and 15.9% of the Company's sales in the first quarter of fiscal year 2000 and 1999, respectively.

Plate products begin as slabs and are processed through the plate mill. Plate slabs are reheated and passed through a series of fast moving rolls which makes the slab longer and thinner. The plate is finished to the customers specified thickness and then cut to the specified widths and lengths. Plate products made up 36.8% and 43.1% of the Company's sales in the first quarter of fiscal year 2000 and 1999, respectively.

The remaining sales of 2.0% and 2.5% in the first quarter of fiscal year 2000 and 1999, respectively, are from sales of coke, slabs and by-products.

Net sales by product line are as follows (dollars in thousands):

                                     Quarter ended January 31,
                               ---------------------------------------
                                  2000                        1999
                               -----------                  ----------

Hot-Rolled                     $    23,699                  $   15,318
Cold-Rolled                         20,622                      13,422
Galvanized                           9,069                      11,863
Plates                              32,096                      32,136
Other                                1,772                       1,884
                                  --------                  ----------

Total                          $    87,258                  $   74,623
                                   =======                  ==========

The Company does not have any foreign sales, and all of the Company's tangible assets are located in the continental United States.

4.   Inventories

Inventories consist of the following (dollars in thousands):

                                      January 31,             October 31,
                                         2000                    1999
                                     -----------              ----------

Raw materials                        $    11,861              $    5,896
Work-in-process                           10,082                  10,985
Finished goods                            23,140                  20,980
                                     -----------              ----------
                                     $    45,083              $   37,861
                                     ===========              ==========

The Company had lower of cost or market reserves relating to inventory of approximately $408,000 and $1,583,000 at January 31, 2000 and October 31, 1999, respectively.

5.   Long-Term Debt and Debtor-in-Possession Financing

As a result of the Chapter 11 filing, all of the Company's long-term debt was in default as of the bankruptcy date, and has been reclassified to Liabilities Subject to Compromise on the accompanying balance sheets.

As described in Note 6 to the Financial Statements of the Company's Annual Report on the Form 10-K for the year ended October 31, 1999, on July 20, 1999, the Bankruptcy Court granted the Company's motion to approve a new $65 million debtor-in-possession credit facility ("DIP Credit Facility"). The DIP Credit Facility expires on the earlier of the consummation of a plan of reorganization or July 6, 2000. Interest on the DIP Credit Facility is due on the first day of each month for the previous month. The Bankruptcy Court also granted the Company's motion to approve a new debtor-in possession Term Loan agreement (the "Term Loan") in the aggregate principal amount of $17.9 million, less approximately $0.8 million which has been retained by the lender pending resolution of certain collateral issues. The Term Loan is due in its entirety July 6, 2000. Interest on the Term Loan is due on the last day of each month. In addition, the Bankruptcy Court approved the Preferred Supplier Credit Program (the "Credit Program") which is intended to encourage vendors to continue extending credit to the Company. These three financing agreements are currently funding the Company's liquidity requirements.

The DIP Credit Facility is secured by the Company's accounts receivable and inventories. At January 31, 2000, the interest rate on the DIP Credit Facility was 9.25% and the accounts receivable and inventories supported access to $58.6 million, less applicable reserves of $3.3 million. There was $8.2 million available under the DIP Credit Facility at January 31, 2000.

The Term Loan is secured by the property, plant and equipment and certain other collateral of the Company. The final advance on the Term Loan of $2.5 million was made in November 1999. At January 31, 2000, the interest rate on the Term Loan was 13.5%.

The new DIP Credit Facility and the Term Loan are included in current liabilities because their terms expire within one year of the loan date, or on the effective date of an approved plan of reorganization, whichever is earlier.

Borrowing availability under these facilities is subject to compliance with various financial covenants, generally common to such loan agreements. At October 31, 1999, and November 30, 1999, the Company was in default under certain financial covenants contained in the DIP Credit Facility and the Term Loan. Subsequently, the Company obtained a waiver from the lenders with respect to the covenant defaults. Furthermore, the DIP Credit Facility agreement and the Term Loan agreement have been amended to revise such covenants on a going forward basis. These amendments were approved by the Bankruptcy Court on January 21, 2000. The Company was in compliance with the amended covenants as of January 31, 2000.

6.   Contingencies

Contingencies

The Company is involved in litigation arising from its normal operations, including employee matters, the resolution of which is not expected to have a significant effect on the Company's financial position, results of operations or liquidity.

Substantially all of the Company's hourly employees, and several salaried office and clerical employees are represented by the United Steelworkers of America ("USWA"). The current contract which was signed in April 1996 is due to expire in October 2000. The Company is currently in negotiations with the USWA regarding the contract expiring in October 2000, and management believes a settlement will be reached. However, there can be no assurance that such a settlement will be reached. The predecessor to the Company experienced a 1 1/2 day work stoppage in 1989, however, the Company has not experienced any work stoppages since. The Company believes a work "slowdown" occurred in November 1999, however, the Company believes overall that it has satisfactory relationships with its union represented employees. If an extended work stoppage were to occur, or no settlement were to be reached, it could have a material adverse effect on the Company's financial position, results of operations and liquidity. In addition, prospective lenders have made a satisfactory settlement with the USWA a condition to providing exit financing to the Company.

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

The Predecessor of the Company (as defined in Part II, Item 2 below) settled with the Alabama Department of Environmental Management ("ADEM") during 1994 for all outstanding air and water violations, and the Company believes that its facility now operates, as a general matter, in substantial compliance with existing air emission regulations, solid and hazardous waste requirements and its water discharge permit, subject, however, to the matters set forth below.

During 1992, the U.S. Environmental Protection Agency ("EPA") asserted that a wastewater ditch system on the Company's property should be remediated and "closed" under the Resource Conservation and Recovery Act ("RCRA"). The Predecessor of the Company entered a consent decree in settlement of that claim, which required a regulatory "closure" of the ditch. On November 26, 1997, ADEM approved the closure plan for the wastewater ditch system. The requirements of the closure plan are: (1) sediment sampling in the ditch system and (2) groundwater monitoring. Sixty-six sediment samples were taken throughout the system and analyzed in March 1998. Eleven groundwater-monitoring wells were installed and samples taken in February 1998. Based on the results obtained in this sampling, on September 29, 1998, clean closure certification was granted by ADEM releasing the Company from providing financial assurance of closure. The EPA has not yet responded to the closure certification. If clean closure cannot be achieved, the Company estimates the contingent closure costs will be $1.1 million with post-closure costs of $2.7 million ($90,000 annually for 30 years). As another part of the settlement of this action, the Company is also required to perform a RCRA Facility Investigation of certain solid waste management units ("SWMUs") at the site. The Company submitted a workplan for this investigation to the EPA on May 26, 1999 and is waiting for the agency's comments. The RCRA facility assessment conducted by the EPA identified a total of 41 SWMUs and 6 areas of concern ("AOCs") at the Gadsden facility. Of the 41 SWMUs, two are recommended for confirmatory sampling ("CS"). Of the 6 AOCs, two are recommended for CS. All other SWMUs or AOCs are recommended for no further action ("NFA") or are recommended for action under other regulatory programs.

The Company faces an enforcement action under the Clean Water Act. The U.S. Department of Justice ("DOJ") notified the Company that it, at the request of the EPA, was prepared to take "appropriate enforcement action in federal court" against the Company for alleged violations of its water discharge permit, and invited the Company to discuss a possible settlement prior to filing suit. The Company opened discussions with the DOJ in an attempt to settle these claims. These discussions resulted in substantial agreement as to certain additional upgrades to the Company's wastewater treatment system, and these upgrades have now largely been completed. On August 28, 1997, while negotiations were ongoing with the DOJ, a 60-day notice of intent to file a citizen suit under the Clean Water Act was sent by one Johnny Williams, a resident of Rainbow City, Alabama. Prior to expiration of the 60-day period, the DOJ filed its action under the Clean Water Act, thus precluding the citizen suit. On October 27, 1997, Mr. Williams moved to intervene in the government's action, and this intervention was allowed by the court. On April 21, 1998, a second motion to intervene was filed by L.E. McGriff and Herbert Patterson, and this motion was also allowed by the court. Despite the filing of this litigation, the Company and the DOJ continued to explore a possible settlement. The DOJ has alleged that over 4,000 potential violations of the Clean Water Act have occurred. On June 8, 1999, the district court issued an order granting DOJ's motion for partial summary judgement holding the Company liable for 1,000 violations of its National Pollution Discharge Elimination System (the "NPDES") permit from May 1995 to September 1998 comprising 4,290 days of violation. Each violation carries a civil penalty of up to $27,500 per day. Almost two-thirds of the exceedances occurred at points internal to the plant. The district court's opinion provides that "the amount of the penalty for violations of the effluent limitations on outfalls along the Company's internal waste streams might be subject to mitigation, given that those outfalls do not discharge directly into waters of the United States." It is the Company's belief that if that is true, such discharges are not regulated by the Clean Water Act and therefore the Company has no liability for those discharges as a matter of law. In the event a civil penalty is imposed, the Clean Water Act requires the district court to consider the seriousness of the violations, the economic benefits (if any) resulting from the violations, any good faith efforts to comply with the applicable requirements, the economic impact of the penalty on the Company, and such other matters as the DOJ may require in determining the amount of the penalty. On December 11, 1998, the Company filed an expedited petition with the ADEM for a modification of its NPDES permit. If granted, the Company will be in a position to be in compliance with the Clean Water Act at all times of the year. ADEM has not yet acted on that petition.

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

During negotiations with the DOJ over the Clean Water Act matter described above, the DOJ raised remediation of Black Creek as a possible issue. The EPA conducted a Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") Site Investigation in two phases, the first in June 1997 and the second in December 1997. Analyses of surface water samples indicated elevated levels of zinc. Analyses of sediment samples indicated elevated levels of inorganic constituents, primarily lead and zinc. Zinc contamination was found to be widespread in Lake Gadsden sediments, not limited to discrete areas of the lake. The EPA compiled its data into a CERCLA Site Investigation Report on September 30,1998. The levels of metals in the sediment generally increase with depth, indicating historical discharges are a greater contributor to the elevated levels. The EPA has made no determination of what remediation, if any, will be necessary. On December 23, 1998, as a result of a routine file review at the ADEM, the Company was provided with a November 30, 1998, e-mail message from the EPA Task Monitor addressed to a member of the public. That e-mail reported that the Gulf States Steel Site Investigation Report was referred from EPA's Emergency Response and Removal Branch to the EPA Superfund Remedial Program for evaluation and potential remediation, but reported that "the time frame for this is uncertain." Although certain core samples were taken at Lake Gadsden more than two years ago, the EPA has initiated no enforcement action regarding this matter, although on November 24, 1999, the United States filed a Proof of Claim on behalf of the United States seeking approximately $280,000 in alleged prepetition unreimbursed CERCLA response costs to test and evaluate Lake Gadsden and an estimated $13,020,000 in potential additional CERCLA response costs. The Company has informed the EPA that its contribution, if any, to the sediment findings is divisible, and that apportioned, rather than joint and several liability, is appropriate. Additionally, the Company's relative contribution, if any, to the sediment results must be further reduced to the extent that it is the result of a federally permitted discharge. The Company, the DOJ, and the EPA have been negotiating the terms of a potential consent decree that would settle both the current Clean Water Act claims and any potential CERCLA claims that could be asserted against the Company in the future. In light of these discussions, a Pretrial Order was entered by the District Court for the Northern District of Alabama on December 6, 1999, allowing discovery to proceed through January 31, 2000, but reaffirming that the date for the Clean Water Act trial remains set for March 27, 2000. On February 29, 2000, at a status conference, the Company and the DOJ informed the District Court for the Northern District of Alabama (the "District Court") that they have finalized the terms of a consent decree that is expected to be lodged with the District Court and published in the Federal Register for public comment during March 2000. The District Court then entered an Order continuing the March 27, 2000 trial date and suspending pretrial obligations of the parties, pending further order of the District Court.

Based on the most recent draft consent decree provided to the Company on January 19, 2000, the Company believes that all pending claims under the Clean Water Act and potential claims under CERCLA, will be resolved by a settlement, which is expected to contain the following elements:

     1. The Company has agreed to be assessed a civil penalty of $8,000,000, however, because of the Company's bankruptcy proceeding, the United States has agreed to accept a payment of $100,000 on or before July 1, 2001, in settlement of the Company's liability for penalties arising out of the alleged violations of the Company's NPDES permit. The United States agrees that the remainder of the assessed civil penalty of $7,900,000 will be subordinated to all other claims and interests in the bankruptcy proceeding. Stipulated penalties are also prescribed for any future violations of the Clean Water Act.

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

     3. The Company has agreed to pay to the EPA Hazardous Substance Superfund $6,400,000. Monthly payments will be made in installments of approximately $177,800 over 36 months into an escrow account and will commence on the latter of July 1, 2001, or 30 days after the date that the EPA issues a formal cleanup decision, i.e., an Action Memo or a Record of Decision, pursuant to the National Contingency Plan, 40 C.F.R. Part 300. If the EPA has not commenced cleanup at the site after the Company makes four monthly payments, the Company may temporarily cease making payments until cleanup commences. When the EPA issues a Certification of Completion, any monies remaining in the escrow account will revert to the Company. The Company also agreed to dispose of up to 434,000 cubic yards of any sediment removed from Lake Gadsden on the Company's property, or purchase no more than 30 acres of land within a 10 mile radius of Lake Gadsden, at the option of the Company.

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

Although the consent decree has not been finalized and requires the approval of the Attorney General of the United States, the Administrator of the EPA, the United States District Court for the Northern District of Alabama, and the Bankruptcy Court, and therefore may be subject to further revision, it is the Company's belief, after participating in these negotiations and having consulted with legal counsel responsible for this case, that the final language of the consent decree will not likely vary materially from the description provided herein. Therefore, the Company has recorded a liability for such matters in the amount of $13,300,000, using a present value calculation for the future payments, for item 3) above. Of this amount, $7,900,000 is subject to subordination in the bankruptcy proceeding and is thus reflected in the accompanying balance sheets as prepetition Liabilities Subject to Compromise. The remaining amount ($6,500,000 discounted to $5,400,000) is not subject to compromise. However, there can be no assurance that the consent decree will be accepted on the terms set forth above.

On February 20, 1996, ADEM issued a Notice of Violation ("NOV") to the Company for continuing violation of opacity limits from the combustion stacks of the coke ovens, and included in the NOV a requirement that the Company install continuous opacity monitors in the stacks. The Company appealed this requirement, and it was subsequently withdrawn by ADEM on the condition that the Company employ an independent contractor to conduct visible emission readings on the stacks. The Company complied with this condition. While there has been no renewed request by ADEM that the Company install opacity monitors, ADEM has, in subsequent NOV's, identified such monitors as a possible future requirement. The Company has taken the position in its communications with ADEM that the installation of such monitors on its existing stacks is not feasible; however, it is not currently possible to predict whether ADEM will again attempt to require that continuous opacity monitors be installed in the coke oven combustion stacks. The Company received a NOV, dated September 27, 1999, which documented excessive emissions from the No. 3 and No. 4 coke oven combustion stacks, but did not refer to any continuous opacity monitors.

On April 22, 1998, the EPA issued an NOV to the Company relating to alleged violations of the Toxic Substance Control Act ("TSCA") based on an inspection conducted on May 16, 1996. The conditions cited in the NOV had been promptly addressed following the May 16, 1996 inspection. On December 31, 1998 the Company and the EPA reached an administrative settlement of these allegations for a penalty payment of $31,813 and the voluntary replacement of four PCB transformers at an estimated total cost of $149,500. As of December 31, 1999, all four of the transformers have been replaced. The Company is in the process of providing necessary documentation to the EPA which would close this matter.

As a result of a September 1997 inspection, ADEM determined that certain violations of hazardous waste rules had occurred at the Company's facility and had resulted in the release of hazardous waste from a secondary containment area on site. The Company is addressing assessment and possible remediation of this site area with ADEM. In August 1998, ADEM proposed a Consent Order with an administrative penalty of $80,000. On September 28, 1998, ADEM issued a second NOV regarding the same issue. These matters have been consolidated. ADEM issued a draft Administrative Order regarding the consolidated NOV's on May 20, 1999, again proposing a civil penalty of $80,000. The Company requested a meeting with ADEM to discuss settlement of this matter. At this meeting, the Company discussed with ADEM coordination of any state required activities with the ongoing RCRA Facility Investigation workplan. ADEM generally agreed with this approach and issued a negotiated Administrative Order on these matters on February 7, 2000.

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

For the first three months of fiscal year 2000 and 1999, capital expenditures for environmental projects were $1.1 million and $0.8 million, respectively.

As of January 31, 2000, the Company has accrued $14.1 million for unresolved environmental remediation matters, with $7.9 million being reflected in Liabilities Subject to Compromise. Though the Company believes that it has adequately reserved for the cost of all known environmental conditions in accordance with generally accepted accounting principles, the relevant agencies may insist upon different and more costly remedial measures than those previously believed by the Company to be adequate or required by existing law. The ultimate resolution of the above matters could have a material adverse effect on the Company's financial position, results of operations and liquidity.

                                    PART IV

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  --------------------------------------------------
         CONDITIONS AND RESULTS OF OPERATIONS
         ------------------------------------

Forward - Looking Statements
----------------------------

     This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. The words such as "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Such statements are based on management's current assumptions and expectations and are subject to a number of factors and uncertainties which could cause actual results or business conditions to differ materially from those described in the forward-looking statements. There can be no assurance that actual results or business conditions will not differ materially from those anticipated or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the size and timing of significant orders, as well as deferral of orders, over which the Company has little control; the variation in the Company's sales cycles from customer to customer; increased competition posed by other steel producers, both domestic and foreign; changes in pricing policies by the Company and its competitors; the need to secure or build manufacturing capacity in order to meet demand for the Company's products; the Company's success in expanding its sales programs and its ability to gain increased market acceptance for its existing product lines; the renewed increase of foreign steel imports at extremely low prices; the continued access to and adequacy of the DIP Credit Facility and the Term Loan; the gain or loss of significant customers; the ability to complete the Company's capital improvement program and successfully produce its products; shortages in the availability of raw materials from the Company's suppliers; fluctuations in price and availability of energy; the costs of environmental compliance and the impact of government regulations; the Company's relationship with its work force; the restrictive covenants and tests contained in the Company's debt instruments, which could limit the Company's operating and financial flexibility; adverse developments arising from the Company's Chapter 11 proceedings; the Company's ability to successfully reorganize under Chapter 11; and general economic conditions.


General

     The following discussion should be read in conjunction with the unaudited financial statements and the accompanying notes included in this Form 10-Q. As described in Note 2 to the unaudited financial statements, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code.

     The Company's operating results for fiscal 1998 and 1999, were severely affected by, among other things, a dramatic surge in steel imports beginning in the summer of 1998. As a consequence of record-high levels of low-priced steel imports and the resultant deteriorating market conditions, the Company's overall sales prices and shipments declined thereby causing a decrease in liquidity and profitability. The decreased liquidity made it impossible for the Company to service its then existing debt and fund ongoing operations. As a result, on July 1, 1999, the Company filed a voluntary petition seeking reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, as previously described in Note 1 to the Financial Statements of the Company's Annual Report on the Form 10-K for the year ended October 31, 1999. Although the Company's reorganization plan has not been finalized, the Company has implemented a restructuring program to reduce costs, improve operating efficiencies and increase financial flexibility.

Results of Operations

     Results of operations for an interim period are not necessarily indicative of results for the full year.

Three Months Ended January 31, 2000 Compared to Three Months Ended January 31, 1999

     Net Sales. Net sales increased 16.9% to $87.3 million for the first quarter of fiscal year 2000 from $74.6 million for the first quarter of fiscal year 1999. This increase in revenues was primarily caused by shipments of 240,900 tons in the first quarter of fiscal 2000, which was 60,000 tons more than the shipments of 180,900 tons in the same period in the prior fiscal year. The increase in revenues from more tons shipped was slightly offset by a decrease in the sales price from $402 per ton in the first quarter of fiscal 1999 to $355 in the same period in fiscal 2000.

     Cost of Goods Sold. Cost of goods sold, excluding depreciation, increased 20.9% to $84.2 million for the first quarter of fiscal year 2000 from $69.6 million for first quarter of fiscal year 1999. As a percentage of net sales, cost of goods sold, excluding depreciation, increased to 96.5% in the first quarter of fiscal 2000 compared to 93.3% during the same period in fiscal 1999. While much of the overall increase in costs is a result of the increase in sales volume described above, the increase in cost of goods sold as a percentage of net sales is a result of the lower sales price per ton. Average manufacturing costs for flat rolled products decreased $34 per ton shipped from $375 in the first quarter of fiscal 1999 to $341 in the same period in fiscal 2000. This decrease is a result of a higher sales and production volume. Depreciation and amortization expense was $5.6 million for the first quarter of fiscal 2000 compared to $5.3 million in the same period in fiscal 1999. This increase was primarily due to continuing expenditures for the Company's capital improvement projects.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $4.4 million, or 5.0% of net sales in the first quarter of fiscal 2000, from $4.6 million, or 6.1% of net sales in the same period in fiscal 1999. This decrease was primarily due to reduced management fee costs (fees paid to affiliates for management agreements and insurance services were discontinued on July 1, 1999, due to the Chapter 11 filing), lower amortization expense, and other cost reductions. The decrease as a percentage of sales is a result of higher sales.

     Restructuring Expenses. Restructuring expenses for the first quarter of fiscal 2000 were approximately $2.2 million which is $2.1 million higher than the $0.1 million during the same period in the prior year. Restructuring expenses include additional costs for financial and legal advisors incurred as a result of the Company's Chapter 11 filing and are classified as professional fees under restructuring items on the fiscal 2000 Statement of Operations.

     Operating Loss. As a result of the decline in sales price per ton of 11.7%, which was somewhat offset by the decline in manufacturing costs of 9.0%, the Company experienced an operating loss of $6.8 million in the first quarter of fiscal 2000, which is $1.9 million higher than the operating loss of $4.9 million in the same period in fiscal 1999.

     Interest Expense. Interest expense, net of interest income and capitalized interest (approximately $0.2 million and $0.7 million in the first quarter of fiscal 2000 and fiscal 1999, respectively), decreased to $1.4 million in the first quarter of fiscal 2000 from $6.9 million in the same period in fiscal 1999. This decrease was primarily due to the Company discontinuing to accrue interest on prepetition debt as of July 1, 1999, due to the bankruptcy filing. The first quarter of fiscal 2000 contains only interest expense related to the $65 million DIP Credit Facility and the Term Loan whereas, the same period in fiscal 1999 includes interest on the First Mortgage Notes. Contractual interest is $6.4 million in excess of the reported interest expense for the first quarter of fiscal 2000.

Liquidity and Capital Resources

     The Company's net cash used by operations was $13.2 million during the first quarter of fiscal 2000 compared to cash used by operations of $9.6 million for the same period in fiscal 1999. The primary reasons for this increase was a build up of inventories to counter difficulties in obtaining raw materials due to winter weather during the first quarter of fiscal 2000 and the Company not accruing interest expense on the First Mortgage Notes, due to the bankruptcy filing, during the first quarter of fiscal 2000. If this interest had been accrued, the net loss would have been $16.8 million for the three months ended January 31, 2000.

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

     The Company's recent losses from operations, significant stockholder's deficit and the related Chapter 11 filing raise substantial doubt about the Company's ability to continue as a going concern. Realization of the carrying amount of the Company's assets and classification of its liabilities is dependent upon, among other things, the ability to comply with debtor-in-possession financing agreements, the ability to achieve positive gross margins, and the ability to generate sufficient cash flow from operations to meet its obligations.

     Under the terms of the bankruptcy case, liabilities in the amount of approximately $233.3 million at January 31, 2000, are subject to compromise under a plan of reorganization. Pursuant to the provisions of the Bankruptcy Code and during the pendency of the bankruptcy proceeding, actions to enforce or otherwise effect repayment of prepetition liabilities, as well as all pending litigation against the Company, are stayed while the Company continues its business operations as debtor-in-possession. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

     As described in Note 6 to the Financial Statements of the Company's Annual Report on the Form 10-K for the year ended October 31, 1999, on July 20, 1999, the Bankruptcy Court granted the Company's motion to approve the $65 million DIP Credit Facility. The DIP Credit Facility expires on the earlier of the consummation of a plan of reorganization or July 6, 2000. The Bankruptcy Court also granted the Company's motion to approve the Term Loan in the aggregate principal amount of $17.9 million. In addition, the Bankruptcy Court approved the Credit Program which is designed to encourage vendors to continue extending credit to the Company. These three financing agreements are currently funding the Company's liquidity requirements.

     The DIP Credit Facility is secured by the Company's accounts receivable and inventories. At January 31, 2000, the interest rate on the DIP Credit Facility was 9.25% and the accounts receivable and inventories supported access to $58.6 million, less applicable reserves of $3.3 million. There was $8.2 million available under the DIP Credit Facility at January 31, 2000.

     The Term Loan is secured by the property, plant and equipment and certain other collateral of the Company. At January 31, 2000, the interest rate on the Term Loan was 13.5%.

     The new DIP Credit Facility and the Term Loan are included in current liabilities because their terms expire within one year of the loan date, or on the effective date of an approved plan of reorganization, whichever is earlier.

     Borrowing availability under these facilities is subject to compliance with various financial covenants, generally common to such loan agreements. At October 31, 1999, and November 30, 1999, the Company was in default under certain financial covenants contained in the DIP Credit Facility and the Term Loan. Subsequently, the Company obtained a waiver from the lenders with respect to the covenant defaults. Furthermore, the DIP Credit Facility agreement and the Term Loan agreement have been amended to revise such covenants on a going forward basis. These amendments were approved by the Bankruptcy Court on January 21, 2000. The Company was in compliance with the amended covenants as of January 31, 2000.

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

     The Company makes capital expenditures for the replacement of existing plant and equipment, compliance with environmental regulations, and the upgrading and improvement of manufacturing facilities. The Company's capital expenditures for the first quarter of fiscal 2000 were $ 1.6 million compared to $5.4 million for the same period in fiscal 1999. Although the Company expects to benefit from improved operating performance related to its capital investments, there can be no assurance that any or all of the potential cost savings will be realized.

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

     On August 17, 1999, President Clinton signed the Loan Guarantee Act. The Loan Guarantee Act will provide guarantees for up to $1 billion in loans to qualified steel and iron ore companies, with no company receiving guarantees of more than $250 million. These loans will be made by private sector lenders, with the Federal Government providing a guarantee for up to 85 percent of the amount of the principal of the loan. A loan guarantee may be issued upon application to the Loan Board by a private banking or investment institution which has committed to enter into an agreement to provide a loan to a qualified steel company. The Bank of America, NA. filed an application under the Loan Guarantee Act on January 31, 2000, for a 85% federal guarantee on a $130 million loan which, if issued, will be used by the Company to reorganize and recapitalize its business. Due to the deadline being extended, the application was supplemented on February 28, 2000, and a decision is expected by May 30, 2000. Thirteen companies filed applications for loan guarantees totaling $901.3 million. There can be no assurance that the Loan Board will grant a guarantee, or that the amount will be sufficient to meet the Company's capital requirements.

     On April 21, 1995, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities (the "Acquisition")of the Gadsden, Alabama facilities of Gulf States Steel, Inc. of Alabama (the "Predecessor of the Company") from the Brenlin Group. In connection with the Acquisition, GSS Holdings Corp. ("GSS Holdings") issued certain promissory notes to Capital Resource Lenders II, L.P. as a part of a related transaction. Although the Company has no obligation with respect to the promissory notes, GSS Holdings is required to make payments thereon in accordance with the respective terms thereof, for which the source of funds was expected to be dividend distributions or loans from the Company. The promissory notes require GSS Holdings to cause the Company to pay dividends to GSS Holdings to the maximum extent allowed under the terms of the First Mortgage Notes Indenture and applicable law until the GSS Holding notes are repaid in full. No dividends were payable by the Company as of January 31, 2000. In addition, in connection with the Acquisition, GSS Holdings issued a promissory note to the seller for which the source of funds for repayment was also expected to be dividend distributions or loans from the Company. There have been no cash payments required or made on the seller note through January 31, 2000. As noted above, the Company is prohibited from making payments with respect to prepetition debt, except pursuant to Bankruptcy Court approval.

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

     As previously reported last year in the Company's Form 10-K for the fiscal year ended October 31, 1999, the Company recognized the serious nature of its exposure under the Year 2000 Issue and developed a modification plan that would minimize this exposure. It purchased and implemented Year 2000 compliant software and consultant support, all of which was funded through operating cash flows and borrowing on its DIP Credit Facility. The primary purchased software was for an enterprise resource planning system which provides enhanced productivity and customer service benefits in addition to mitigating potential consequences of the Year 2000 problem. There were no significant costs incurred related to the Year 2000 Issue during the three months ended January 31, 2000.

     During the first quarter of fiscal 2000, the transition into the Year 2000 occurred and only minor problems were experienced. These problems were remedied quickly and there was no effect on the Company's financial position. The Company continues to monitor its computer systems to ensure they are operating properly.


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------      ----------------------------------------------------------

     The Company does not hold any market risk sensitive instruments.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.      LEGAL PROCEEDINGS
-------      -----------------

     On July 1, 1999, the Company filed a voluntary petition seeking reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Company's operating results for fiscal 1999 and fiscal 1998, and for the three months ended January 31, 2000, were severely affected by, among other things, a dramatic surge in steel imports beginning in the summer of 1998. As a consequence of record-high levels of low-priced steel imports and the resultant deteriorating market conditions, the Company's overall price realization and shipments declined. Decreased liquidity made it impossible for the Company to service its debt and fund ongoing operations. Therefore, the Company sought protection under Chapter 11 of the Bankruptcy Code.

     In addition to the environmental proceedings described in the Note 6 to the accompanying financial statements, the Company has from time to time been a party to legal proceedings relating to personal injuries sustained by employees. The Company has made settlement payments in several employee personal injury cases. The Company believes, however, that such settlement payments have not had a material effect on its financial position, results of operations or liquidity. The Company is not a party to any significant pending legal proceedings other than litigation incidental to its normal business. The Company believes that these proceedings will not have a material effect on its financial position, results of operations or liquidity. The majority of such non-environmental claims, including employee matters, against the Company are ordinarily covered by insurance although the Company does have significant deductibles. There can be no assurance, however, that insurance will be available in the future at reasonable rates.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES
-------      -------------------------------

     The Company did not make its interest payments of approximately $12.8 million due April 15 and October 15, 1999, on the Company's 13 1/2% Series B First Mortgage Notes, due 2003. The Company was also unable to cure the default during the 30 day cure period from the original interest payment dates, which resulted in a default under the terms thereof. As described above, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy code on July 1, 1999. The Bankruptcy code generally prohibits the Company from making payments on unsecured, prepetition debt, including the First Mortgage Notes, except pursuant to Bankruptcy Court approval.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
-------      --------------------------------
  (a).       Exhibit Index:

             10.22 (a)  Final Preferred Supplier Continuous Credit Program

             (27)       Financial Data Schedule

             (99)       Business Plan

  (b). No Exhibits on Form 8-K were filed by the Company during the three months ended January 31, 2000

GULF STATES STEEL, INC. OF ALABAMA
                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           GULF STATES STEEL, INC. OF ALABAMA
                                       (Registrant)


3/15/00                    /s/ Robert Schaal
-----------                -----------------------------------------------------
Date                       Robert Schaal, Chairman and Chief Executive Officer
                           (principal executive officer)

3/15/00                    /s/ James R. Grimm
-----------                -----------------------------------------------------
Date                       James R. Grimm, Senior Vice President and CFO
                           (principal financial and accounting officer)