Form 10-Q
period 2000-04-30
GULF STATES STEEL INC /AL/
filed 2000-06-05
CIK 945530

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
 X    Quarterly report pursuant to Section 13 or 15 (d) of the Securities
---
Exchange Act of 1934 for the quarterly period ended April 30, 2000.

                                       OR
____ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ________ to _______


Commission file Number 33-92496
                       --------

                      GULF STATES STEEL, INC. OF ALABAMA
                      ----------------------------------
                 (Debtor-in-Possession as of July 1, 1999)
            (Exact name of registrant as specified in its charter)

Alabama                                                63-114 1013
---------------------------------------------          ---------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
          or organization)                             Identification No.)

174 South 26th Street
Gadsden, Alabama                                       35904-1935
---------------------------------------------          ---------------------
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

                                    Yes    X       NO ______
                                        ------

At the date of this filing, there are 3,610,000 shares of $.01 par value common stock outstanding, all of which are owned by GSS Holding Corp. No voting stock is held by nonaffiliates or traded on an established public trading market.

                      GULF STATES STEEL, INC. OF ALABAMA
                                   FORM 10-Q

                               TABLE OF CONTENTS

Item                                                                          Page
----                                                                          ----
                         PART I - FINANCIAL INFORMATION

1.   Financial Statements (Unaudited)..........................................  3
2.   Management's Discussion and Analysis of Financial Condition
      and Results of Operations................................................ 17
3.   Quantitative and Qualitative Disclosures About
      Market Risk.............................................................. 23


                           PART II - OTHER INFORMATION

1.   Legal Proceedings......................................................... 24
3.   Defaults Upon Senior Securities........................................... 24
6.   Exhibits & Reports on Form 8-K............................................ 24

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.      FINANCIAL STATEMENTS (UNAUDITED)
-------      --------------------------------
  Balance Sheets -
    As of April 30, 2000 and October 31, 1999....................................................   4
  Statements of Operations -
    For the Three Months and Six Months Ended April 30, 2000 and 1999............................   5
  Statements of Cash Flows -
    For the Six Months Ended April 30, 2000 and 1999.............................................   6
  Notes to Financial Statements..................................................................   7

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-In-Possession)
                          Balance Sheets (Unaudited)
                            (dollars in thousands)

               ASSETS                                                    April 30, 2000      October  31, 1999
                                                                         --------------      -----------------
Current assets:
    Cash and cash equivalents                                              $    3,493            $   1,551
    Accounts receivable, less allowance for doubtful
       accounts of $740 in 2000 and $941 in 1999                               38,222               35,721
    Inventories                                                                42,364               37,861
    Deferred income taxes                                                       2,860                2,860
    Prepaid and other current assets                                            4,332                9,461
                                                                           -----------           ---------
        Total current assets                                                   91,271               87,454

Noncurrent assets:
    Property, plant and equipment (net of accumulated depreciation)           183,879              191,848
    Deferred charges, less accumulated amortization of
       $564 in 2000 and $199 in 1999                                              232                  398
    Other noncurrent assets                                                       300                  300
                                                                           ----------            ---------

                Total assets                                               $  275,682            $ 280,000
                                                                           ==========            =========

LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities not subject to compromise Current Liabilities:
    Accounts payable                                                       $   22,253            $  19,795
    Accrued payroll and employee benefits                                      11,787               11,101
    Accrued workers compensation                                                3,295                2,933
    Accrued other liabilities                                                   3,745                6,637
    Debtor-in-possession term loan (Note 5)                                    17,114               14,570
    Debtor-in-possession credit facility (Note 5)                              40,975               34,915
                                                                           ----------            ---------
        Total current liabilities                                              99,169               89,951

   Noncurrent liabilities:
    Deferred postretirement health benefits                                     8,831                7,475
    Accrued environmental expense                                               5,300                5,300
    Deferred income taxes                                                       2,860                2,860
                                                                           ----------            ---------
        Total noncurrent liabilities                                           16,991               15,635

Liabilities subject to compromise (Note 2)                                    233,256              233,536
                                                                           ----------            ---------

                Total liabilities                                             349,416              339,122

Stockholder's deficit:
    Common stock, par value $.01 per share; 4,000,000 shares
       authorized, 3,610,000 shares issued and outstanding                         36                   36
    Additional paid-in capital                                                 39,050               39,050
    Notes receivable from officers                                               (425)                (535)
    Accumulated deficit                                                      (112,395)             (97,673)
                                                                           -----------           ----------
                Total stockholder's deficit                                   (73,734)             (59,122)
                                                                           -----------           ----------

                Total liabilities and stockholder's deficit                $  275,682            $ 280,000
                                                                           ==========            =========

The accompanying notes are an integral part of the Financial Statements

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-In-Possession)
                     Statements of Operations (Unaudited)
                            (dollars in thousands)

                                                                        Three Months Ended           Six Months Ended
                                                                             April 30,                   April 30,
                                                                       --------------------        ------------------
                                                                         2000         1999          2000        1999
                                                                       -------      -------        ------      ------
Net sales                                                            $ 100,910   $   78,918      $ 188,168    $ 153,541
Cost of goods sold, excluding depreciation                              92,374       85,104        176,541      154,750
Depreciation and amortization                                            5,584        5,558         11,135       11,115
Selling, general and administrative expenses                             4,418        3,825          8,789        8,089
                                                                     ---------   ----------      ---------    ---------

Operating loss                                                          (1,466)     (15,569)        (8,297)     (20,413)

Other (income) expense
    Interest expense (Contractual interest of $8.0 million and
         $15.8 million for the three and six months ended
           April 30, 2000, respectively)                                 1,550        7,129          2,992       14,031
    Interest income                                                          -            -             (6)          (1)
                                                                     ---------   ----------     ----------    ---------
                                                                         1,550        7,129          2,986       14,030
                                                                     ---------    ---------     ----------    ---------

Loss before restructuring items and income taxes                        (3,016)     (22,698)       (11,283)     (34,443)

Restructuring items:
    Professional fees                                                    1,263        1,127          3,439        1,227
                                                                     ---------   ----------     ----------    ---------

Loss before income taxes                                                (4,279)     (23,825)       (14,722)     (35,670)

Provision for income taxes                                                   -                           -            -
                                                                     ---------   ----------     ----------    ---------
Net loss                                                             $  (4,279)  $  (23,825)    $  (14,722)   $ (35,670)
                                                                     =========   ==========     ==========    =========

Basic and diluted loss per share                                     $   (1.19)  $    (6.60)    $    (4.08)   $   (9.88)
                                                                     =========   ==========     ==========    =========

Weighted average shares outstanding                                  3,610,000    3,610,000      3,610,000    3,610,000
                                                                    ==========   ==========     ==========    =========

The accompanying notes are an integral part of the Financial Statements.

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-In-Possession)
                     Statements of Cash Flows (Unaudited)
                            (dollars in thousands)


                                                                          Six Months Ended      Six Months Ended
                                                                           April 30, 2000        April 30, 1999
                                                                           --------------       --------------
Operating Activities:
Net loss                                                                  $   (14,722)          $  (35,670)
Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation                                                               10,770               10,506
    Amortization                                                                  366                  747
    Write down of inventories                                                       -                1,081
    Write down of officers' notes                                                 110                    -
    Changes in operating assets and liabilities:
        Accounts receivable                                                    (2,501)              (5,502)
        Inventories                                                            (4,503)              14,117
        Prepaid and other current assets                                        5,029                2,363
        Accounts payable                                                        2,458               (4,337)
        Accrued payroll and employee benefits                                   2,404                1,791
        Accrued interest payable                                                   57               12,947
        Other accrued liabilities                                              (3,218)               1,093
                                                                          -----------           ----------

Net cash used by operating activities                                          (3,750)                (864)
                                                                          -----------           ----------
Investing Activities:
    Capital expenditures                                                       (2,801)              (8,677)
                                                                          -----------           ----------

Net cash used in investing activities                                          (2,801)              (8,677)
                                                                          -----------           ----------
Financing Activities:
    Net borrowings on revolving credit agreement                                6,060                9,102
    Proceeds from debtor-in-possession term loan                                2,544                    -
    Debt issue costs paid                                                        (100)                   -
    Reduction of capitalized lease obligations                                    (11)                 (83)
    Payments on long-term debt                                                      -                  (31)
                                                                          -----------           ----------

Net cash provided by financing activities                                       8,493                8,988
                                                                          -----------           ----------

Net increase/(decrease) in cash and cash equivalents                            1,942                 (553)
Cash and cash equivalents at beginning of period                                1,551                1,990
                                                                          -----------           ----------

Cash and cash equivalents at end of period                                $     3,493           $    1,437
                                                                          ===========           ==========

Supplemental cash flow information:
Cash paid during the period for:
    Interest                                                              $     3,191           $    1,084
    Income taxes                                                                    -                    -

The accompanying notes are an integral part of the Financial Statements.

                      Gulf States Steel, Inc. of Alabama
                            (Debtor-In-Possession)
                       Notes to the Financial Statements
                                April 30, 2000

1.   Basis of Presentation

The accompanying unaudited financial statements present the financial position, results of operations and cash flows of Gulf States Steel, Inc. of Alabama (the "Company") as of and for the fiscal three and six months ended April 30, 2000 and 1999.

The accompanying unaudited financial statements have been prepared by the Company without an audit in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article X of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the period November 1, 1999 to April 30, 2000, are not necessarily indicative of the results that may be expected for the full fiscal year ending October 31, 2000. The financial results for the fiscal year ending October 31, 2000, will be subject to an annual audit. For further information, refer to the consolidated financial statements of the Company and the notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 1999.

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

Loss Per Share

The Company has outstanding common stock warrants subject to put options to purchase 190,000 shares of common stock. The warrants are considered common equivalent shares and, if dilutive, are included in the average shares outstanding using the treasury stock method. The warrants were anti-dilutive for the three and six months ended April 30, 2000 and 1999 and, therefore, are not included in the loss per share calculation.

Reclassification

Certain amounts in the October 31, 1999 balance sheet have been reclassified to conform with the presentation in the April 30, 2000 balance sheet. Certain amounts in the fiscal 1999 statements of operations and cash flows have been reclassified to conform with the presentation in the fiscal 2000 statements.

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

The Company filed a Plan of Reorganization (the "Plan") with the Bankruptcy Court on May 22, 2000. The Plan calls for the holders of the Company's approximately $230 million of First Mortgage Notes (as defined below) and trade debt creditors to receive 65% of the common stock of the reorganized Company in full satisfaction of their claims. Miscellaneous equipment lessors and secured creditors would be paid in installments over five years. In addition, the Company would continue to make payments promised to vendors under the Credit Program (as defined in Note 5 below) so long as vendors continue to extend credit. The Plan is also contingent on the Company obtaining the Emergency Steel Loan Guarantee (as discussed below) and obtaining an additional $75 million revolving loan to cover working capital needs. In exchange for loans to be provided by Bank of America, N.A. the Company will grant Bank of America a redeemable option to acquire 35% of the common stock of the reorganized Company which option will be redeemed for $5 million with the proceeds of a "back-stopped" common stock rights offering to be made to the holders of the First Mortgage Notes. The Board of the Company has tentatively approved the Plan, contingent on several conditions being met. The Plan must also be voted on by the creditors and later confirmed by the Bankruptcy Court before it can be implemented by the Company.

The Company is in possession of its properties and assets and continues to operate with its existing directors and officers as a debtor-in-possession. As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court. Pursuant to the provisions of the Bankruptcy Code, as of the petition date, actions to collect prepetition indebtedness owed by the Company are stayed and other prepetition contractual obligations may not be enforced against the Company. In addition, as a debtor-in-possession, the Company has the right, subject to the Bankruptcy Court's approval and certain other conditions, to assume or reject any prepetition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting such contracts or leases or from the filing of claims, and no provisions have been made for these items. The ultimate settlement of such liabilities is subject to the Plan.

As noted above, the Company filed a Plan with the Bankruptcy Court to reorganize the Company's business and to restructure the Company's obligations. Under the provisions of the Bankruptcy Code, the Company had the exclusive right to file such plan at any time during the 120-day period following July 1, 1999. The Company filed a motion to extend the exclusive period to file to May 31, 2000. On April 28, 2000, the motion to extend the exclusive filing time period for the Company was granted by the Bankruptcy Court. A committee, representing holders (the "Ad Hoc Noteholders Committee") of the Company's 13 1/2% Series B First Mortgage Notes, due 2003 (the "First Mortgage Notes") was granted the right, in exchange for permitting the subordination of the liens securing the First Mortgage Notes to the liens securing the collateral under the Term Loan (as defined in item 5 below), to file a Chapter 11 plan of reorganization on the earlier of (a) the 305/th/ day (April 30, 2000) after the Company's Chapter 11 filing, unless the Company failed to file a plan of reorganization by the 244/th/ day (February 29, 2000) after its bankruptcy filing, in which case the Ad Hoc Noteholders Committee could have filed a plan of reorganization on the 245/th/ day (March 1, 2000), or (b) the first to occur of (i) certain financial covenant defaults or (ii) 30 days after an uncured default under the Term Loan. The Ad Hoc Noteholders Committee waived its right to file a plan prior to May 31, 2000.

In accordance with SOP 90-7, the accompanying balance sheet as of April 30, 2000, segregates Liabilities Subject to Compromise, such as unsecured claims, in the amount of $233.3 million, from liabilities not subject to compromise and liabilities arising subsequent to the bankruptcy filing. Liabilities Subject to Compromise are detailed as follows:

                       LIABILITIES SUBJECT TO COMPROMISE
                       ---------------------------------
                            (dollars in thousands)

                                                                                  April 30,        October 31,
                                                                                     2000             1999
                                                                                --------------     ------------
       Bonds, and Accrued Interest net of Debt Issuance Cost
              and Debt Discount (First Mortgage Notes)                          $      202,863     $    202,863
       Accounts Payable (Unsecured)                                                     14,497           14,476
       Accrued Environmental Expenses (Unsecured)                                        7,980            7,900
       Notes Payable (Secured Equipment Notes)                                           2,673            2,805
       Vendor Notes Payable and Accrued Interest (Unsecured)                             2,929            2,929
       Real Estate and Personal Property Taxes (Unsecured)                               1,721            1,877
       Capitalized Lease Obligations (Secured)                                             593              686
                                                                                --------------     ------------

                  Total Liabilities Subject to Compromise                       $      233,256     $    233,536
                                                                                ==============     ============

The prepetition liabilities relating to two suppliers have been compromised in the Bankruptcy Court and, therefore, have been reclassified out of Liabilities Subject to Compromise and into other current liabilities for October 31, 1999.

If approved, the Plan could materially change the amounts currently recorded in the financial statements. The financial statements that might result from the outcome of this uncertainty may be materially different than those presented herein. Restructuring items represent expenses incurred by the Company as a result of the bankruptcy proceedings, which are required to be expensed as incurred.

On August 17, 1999, President Clinton signed Public L. No. 106-51, The Emergency Steel Loan Guarantee Act of 1999 (the "Loan Guarantee Act"). The Loan Guarantee Act will provide guarantees for up to $1 billion in loans to qualified steel and iron ore companies, with no company receiving guarantees of more than $250 million. These loans will be made by private sector lenders, with the Federal Government providing a guarantee for up to 85 percent of the amount of the principal of the loan. A loan guarantee may be issued upon application to the Emergency Steel Loan Guarantee Board (the "Loan Board") by a private banking or investment institution which has committed to enter into an agreement to provide a loan to a qualified steel company. The Bank of America, N.A. filed the application under the Loan Guarantee Act on January 31, 2000, for a 85% federal guarantee on a $130 million loan which, if issued, will be used by the Company to reorganize and recapitalize its business. Due to the deadline being extended, the application was supplemented on February 28, May 16, May 22, and May 31, 2000,
and a decision is expected by the end of June 2000 with the Company being notified in July 2000. There can be no assurance that the Loan Board will grant a guarantee, or that the amount will be sufficient to meet the Company's capital requirements.

3.   Segment Reporting

The Company operates in one business segment with four primary product lines: hot-rolled products, cold-rolled products, galvanized products and plate products.

Hot-rolled products begin as slabs and are processed through the hot strip mill. This process reduces the thickness of the metal to customer specifications while improving its qualities. When the metal has obtained the desired thickness and strength it is rolled into a coil as a finished product. Hot-rolled products made up 25.6% and 20.4% of the Company's sales in the second quarter of fiscal years 2000 and 1999, respectively. Hot-rolled products made up 26.3% and 20.4% for the six months ended April 30, for fiscal years 2000 and 1999, respectively.

Cold-rolled products begin as a hot-rolled coil. These items are then processed through the cold strip mill (tandem mill) which reduces the metal to the desired thickness. The metal then goes through an annealing and temper process to restore its flexibility and to obtain the qualities the customer has specified. Once the metal has obtained all of the desired qualities it is rolled into a coil as a finished product. Cold-rolled products made up 21.5% and 19.0% of the Company's sales in the second quarter of fiscal years 2000 and 1999, respectively. Cold-rolled products made up 22.5% and 18.5% for the six months ended April 30, for fiscal years 2000 and 1999, respectively.

Galvanized products begin as either hot-rolled or cold-rolled coils and are then coated with zinc. These items are recoiled as a finished product. Galvanized products made up 13.2% and 16.8% of the Company's sales in the second quarter of fiscal years 2000 and 1999, respectively. Galvanized products made up 11.9% and 16.4% for the six months ended April 30, for fiscal years 2000 and 1999, respectively.

Plate products begin as slabs and are processed through the plate mill. Plate slabs are reheated and passed through a series of fast moving rolls which makes the slab longer and thinner. The plate is finished to the customers specified thickness and then cut to the specified widths and lengths. Plate products made up 38.0% and 41.2% of the Company's sales in the second quarter of fiscal years 2000 and 1999, respectively. Plate products made up 37.5% and 42.1% for the six months ended April 30, for fiscal years 2000 and 1999, respectively.

The remaining sales of 1.7% and 2.6% in the second quarter, and 1.8% and 2.6% year to date of fiscal years 2000 and 1999, respectively, are from sales of coke, slabs and by-products.

Net sales by product line are as follows (dollars in thousands):

                              Three months ended April 30,                  Six months ended April 30,
                             ------------------------------              ---------------------------------
                                2000                1999                    2000                 1999
                             ----------         ------------             -----------         -------------
Hot-Rolled                   $   25,781         $    16,063              $    49,480         $     31,381
Cold-Rolled                      21,728              14,994                   42,350               28,416
Galvanized                       13,358              13,285                   22,427               25,148
Plates                           38,359              32,498                   70,455               64,634
Other                             1,684               2,078                    3,456                3,962
                             ----------         -----------              -----------         ------------

Total                        $  100,910         $    78,918              $   188,168         $    153,541
                             ==========         ===========              ===========         ============

The Company does not have any foreign sales, and all of the Company's tangible assets are located in the continental United States.

4.   Inventories

Inventories consist of the following (dollars in thousands):

                                                  April 30,      October 31,
                                                    2000            1999
                                                  --------         ------

Raw materials                                   $    12,038     $    5,896
Work-in-process                                       9,782         10,985
Finished goods                                       20,544         20,980
                                                -----------     ----------
                                                $    42,364     $   37,861
                                                ===========     ==========

The Company had no lower of cost or market reserves relating to inventory at April 30, 2000, and had reserves of approximately $1.6 million at October 31, 1999.

5.   Long-Term Debt and Debtor-in-Possession Financing

As a result of the Chapter 11 filing, all of the Company's long-term debt was in default as of the bankruptcy date, and has been reclassified to Liabilities Subject to Compromise on the accompanying balance sheets.

As described in Note 6 to the Financial Statements of the Company's Annual Report on the Form 10-K for the year ended October 31, 1999, on July 20, 1999, the Bankruptcy Court granted the Company's motion to approve a new $65 million debtor-in-possession credit facility ("DIP Credit Facility"). The DIP Credit Facility expires on the earlier of the consummation of a plan of reorganization or July 6, 2000. Interest on the DIP Credit Facility is due on the first day of each month for the previous month. The Bankruptcy Court also granted the Company's motion to approve a new debtor-in-possession Term Loan agreement (the "Term Loan") in the aggregate principal amount of $17.9 million, less approximately $0.8 million which has been retained by the lender pending resolution of certain collateral issues. The Term Loan is due in its entirety July 6, 2000. Interest on the Term Loan is due on the last day of each month. In addition, the Bankruptcy Court approved the Preferred Supplier Credit Program (the "Credit Program") which is intended to encourage vendors to continue extending credit to the Company. These three financing agreements as well as operating cash flows are currently funding the Company's liquidity requirements.

The DIP Credit Facility is secured by the Company's accounts receivable and inventories. At April 30,

2000, the interest rate on the DIP Credit Facility was 9.75% and the accounts receivable and inventories supported access to $56.1 million, less applicable reserves of $3.3 million. There was $11.8 million available under the DIP Credit Facility at April 30, 2000.

The Term Loan is secured by the property, plant and equipment and certain other collateral of the Company. The final advance on the Term Loan of $2.5 million was made in November 1999. At April 30, 2000, the interest rate on the Term Loan was 14.0%. The final advance on the Term Loan also carries an additional interest rate of 3.5% interest in kind. This interest is added to the principal balance each month instead of being paid.

The new DIP Credit Facility and the Term Loan are included in current liabilities because their terms expire within one year of the loan date, or on the effective date of an approved plan of reorganization, whichever is earlier.

Borrowing availability under these facilities is subject to compliance with various financial covenants, generally common to such loan agreements. At October 31, 1999, and November 30, 1999, the Company was in default under certain financial covenants contained in the DIP Credit Facility and the Term Loan. Subsequently, the Company obtained a waiver from the lenders with respect to the covenant defaults. Furthermore, the DIP Credit Facility agreement and the Term Loan agreement have been amended to revise such covenants on a going forward basis. These amendments were approved by the Bankruptcy Court on January 21, 2000. The Company was in compliance with the amended covenants as of April 30, 2000.

6.   Contingencies

Contingencies

The Company is involved in litigation arising from its normal operations, including employee matters, the resolution of which is not expected to have a significant effect on the Company's financial position, results of operations or liquidity.

Substantially all of the Company's hourly employees, and several salaried office and clerical employees are represented by the United Steelworkers of America ("USWA"). The current contract which was signed in April 1996 was due to expire in October 2000, however, the Company and the USWA reached an agreement for a new five year contract on May 24, 2000. This agreement was voted on and approved by the USWA members on May 26, 2000. The new contract becomes effective on the date the Company emerges from Chapter 11. The predecessor to the Company experienced a 1 1/2 day work stoppage in 1989, however, the Company has not experienced any work stoppages since. The Company believes a work "slowdown" occurred in November 1999, however, the Company believes overall that it has satisfactory relationships with its union represented employees.

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

The Predecessor of the Company (as defined in Item 2 below) settled with the Alabama Department of Environmental Management ("ADEM") during 1994 for all outstanding air and water violations, and the Company believes that its facility now operates, as a general matter, in substantial compliance with existing air emission regulations, solid and hazardous waste requirements and its water discharge permit, subject, however, to the matters set forth below.

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

The Company recently concluded an enforcement action brought under the Clean Water Act ("CWA") in 1997. In that action, the U.S. Department of Justice ("DOJ") notified the Company that it, at the request of the EPA, was prepared to take "appropriate enforcement action in federal court" against the Company for alleged violations of its water discharge permit, and invited the Company to discuss a possible settlement prior to filing suit. The Company opened discussions with the DOJ in an attempt to settle these claims. These discussions resulted in substantial agreement as to certain additional upgrades to the Company's wastewater treatment system, and these upgrades have now largely been completed. On August 28, 1997, while negotiations were ongoing with the DOJ, a 60-day notice of intent to file a citizen suit under the CWA was sent by one Johnny Williams, a resident of Rainbow City, Alabama. Prior to expiration of the 60-day period, the DOJ filed its action under the CWA, thus precluding the citizen suit. On October 27, 1997, Mr. Williams moved to intervene in the government's action, and this intervention was allowed by the court. On April 21, 1998, a second motion to intervene was filed by L.E. McGriff and Herbert Patterson, and this motion was also allowed by the court. Despite the filing of this litigation, the Company and the DOJ continued to explore a possible settlement. The DOJ has alleged that over 4,000 potential violations of the CWA have occurred. On June 8, 1999, the district court issued an order granting DOJ's motion for partial summary judgment holding the Company liable for 1,000 violations of its National Pollution Discharge Elimination System (the "NPDES") permit from May 1995 to September 1998 comprising 4,290 days of violation. Each violation carries a civil penalty of up to $27,500 per day. Almost two-thirds of the exceedances occurred at points internal to the plant. The district court's opinion provides that "the amount of the penalty for violations of the effluent limitations on outfalls along the Company's internal waste streams might be subject to mitigation, given that those outfalls do not discharge directly into waters of the United States." It is the Company's belief that if that is true, such discharges are not regulated by the CWA and therefore the Company has no liability for those discharges as a matter of law. In the event a civil penalty is imposed, the CWA requires the district court to consider the seriousness of the violations, the economic benefits (if any) resulting from the violations, any good faith efforts to comply with the applicable requirements, the economic impact of the penalty on the Company, and such other matters as the DOJ may require in determining the amount of the penalty. On December 11, 1998, the Company filed an expedited petition with the ADEM for a modification of its NPDES permit. If granted, the Company will be in a position to be in compliance with the CWA at all times of the year. ADEM has not yet acted on that petition.

In addition, on February 5, 1998, Mr. Williams instituted an action in the Circuit Court of Etowah County, Alabama, individually and as a representative of a putative class of downstream property owners, seeking unspecified damages and injunctive relief on a variety of theories for the alleged diminution of downstream property values and unspecified health hazards as a result of the Company's wastewater discharges. The Company believes the claims of Mr. Williams are without merit, and that no class should be certified. On motion of the Company, this action has been stayed pending possible resolution of the CWA enforcement action.

During negotiations with the DOJ over the CWA matter described above, the DOJ raised remediation of Black Creek as a possible issue. The EPA conducted a Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") Site Investigation in two phases, the first in June 1997 and the second in December 1997. Analyses of surface water samples indicated elevated levels of zinc. Analyses of sediment samples indicated elevated levels of inorganic constituents, primarily lead and zinc. Zinc contamination was found to be widespread in Lake Gadsden sediments, not limited to discrete areas of the lake. The EPA compiled its data into a CERCLA Site Investigation Report on September 30,1998. The levels of metals in the sediment generally increase with depth, indicating historical discharges are a greater contributor to the elevated levels. The EPA has made no determination of what remediation, if any, will be necessary. On December 23, 1998, as a result of a routine file review at the ADEM, the Company was provided with a November 30, 1998, e-mail message from the EPA Task Monitor addressed to a member of the public. That e-mail reported that the Gulf States Steel Site Investigation Report was referred from EPA's Emergency Response and Removal Branch to the EPA Superfund Remedial Program for evaluation and potential remediation, but reported that "the time frame for this is uncertain." Although certain core samples were taken at Lake Gadsden more than two years ago, the EPA has initiated no enforcement action regarding this matter, although on November 24, 1999, the United States filed a Proof of Claim on behalf of the United States seeking approximately $280,000 in alleged prepetition unreimbursed CERCLA response costs to test and evaluate Lake Gadsden and an estimated $13,020,000 in potential additional CERCLA response costs. The Company informed the EPA that its contribution, if any, to the sediment findings is divisible, and that apportioned, rather than joint and several liability, is appropriate. Additionally, the Company claimed that its relative contribution, if any, to the sediment results must be further reduced to the extent that it is the result of a federally permitted discharge.

On March 28, 2000, a proposed Consent Decree was lodged in the United States District Court for the Northern District of Alabama that resolves the CWA liability of the Company as alleged in the complaint, and also resolves certain liabilities under Section 107 of CERCLA.

Under the Consent Decree, the Company will be assessed a civil penalty in the amount of $8.0 million. The Company agreed to pay a civil penalty to the United States in the amount of $0.1 million, with the remaining $7.9 million penalty to be subordinated to all other claims in the bankruptcy proceeding. The Company also agreed to operate its plant in compliance with its NPDES permit and with the CWA. In addition, the Company agreed to undertake certain Supplemental Environmental Projects ("SEPs") in the amount of $2.6 million.

Furthermore, the Company agreed to pay the EPA Hazardous Substance Superfund $6.5 million. Payments will be made in monthly installments of approximately $0.2 million each for 36 months, commencing on the later of July 1, 2001 or 30 days after the date the EPA issues a formal cleanup decision. Payments may be suspended if, after 4 months, the EPA has not commenced cleanup at the site until cleanup commences. In addition, if the EPA decides to dispose of contaminated sediments on property within 10 miles of the Company's plant, the Company agrees to provide or purchase up to 30 acres of property for such disposal, and to donate the property to the EPA.

In return for these agreements by the Company, the United States settled all pending claims against the Company under the CWA and provided the Company with a Covenant Not to Sue and Contribution Protection under Section 113(f)(2) of CERCLA with respect to any existing contamination at the site, which includes Black Creek and Lake Gadsden. The Company, however, reserves its rights, including any rights to contribution from other third parties who are not party to the Consent Decree.

Notice of the proposed Consent Decree was published April 7, 2000; however, due to a typographical error, a corrected notice was filed, extending the comment period. The extended period expired May 17, 2000, with only one comment being filed. The U.S. District Court for the Northern District of Alabama entered the Consent Decree as Final Order and Judgment on May 19, 2000.

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

On April 22, 1998, the EPA issued an NOV to the Company relating to alleged violations of the Toxic Substance Control Act ("TSCA") based on an inspection conducted on May 16, 1996. The conditions cited in the NOV had been promptly addressed following the May 16, 1996 inspection. On December 31, 1998 the Company and the EPA reached an administrative settlement of these allegations for a penalty payment of $31,813 and the voluntary replacement of four PCB transformers at an estimated total cost of $149,500. As of December 31, 1999, all four of the transformers have been replaced. As of April 27, 2000, the Company provided necessary documentation of proper destruction of the old PCB transformers to the EPA which would close this matter.

As a result of a September 1997 inspection, ADEM determined that certain violations of hazardous waste rules had occurred at the Company's facility and had resulted in the release of hazardous waste from a secondary containment area on site. The Company is addressing assessment and possible remediation of this site area with ADEM. In August 1998, ADEM proposed a Consent Order with an administrative penalty of $80,000. On September 28, 1998, ADEM issued a second NOV regarding the same issue. These matters have been consolidated. ADEM issued a draft Administrative Order regarding the consolidated NOV's on May 20, 1999, again proposing a civil penalty of $80,000. The Company requested a meeting with ADEM to discuss settlement of this matter. At this meeting, the Company discussed with ADEM coordination of any state required activities with the ongoing RCRA Facility Investigation workplan. ADEM generally agreed with this approach and issued a negotiated Administrative Order on these matters on February 7, 2000. Pursuant to this Order, the Company submitted closure plans for two hazardous waste storage tanks. Those plans were noticed for public comment on May 22, 2000.

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

For the first six months of fiscal year 2000 and 1999, capital expenditures for environmental projects were $1.9 million and $1.3 million, respectively.

As of April 30, 2000, the Company has accrued $13.9 million for unresolved environmental remediation matters, with $8.0 million being reflected in Liabilities Subject to Compromise. Though the Company believes that it has adequately reserved for the cost of all known environmental conditions in accordance with generally accepted accounting principles, the relevant agencies may insist upon different and more costly remedial measures than those previously believed by the Company to be adequate or required by existing law. The ultimate resolution of the above matters could have a material adverse effect on the Company's financial position, results of operations and liquidity.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------   ----------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

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

Company filed the Plan with the Bankruptcy Court on May 22, 2000. The Plan calls for the holders of the Company's approximately $230 million of First Mortgage Notes and trade debt creditors to receive 65% of the common stock of the reorganized Company in full satisfaction of their claims.

Miscellaneous equipment lessors and secured creditors would be paid in installments over five years. In addition, the Company would continue to make payments promised to vendors under the Credit Program so long as vendors continue to extend credit. The Plan is also contingent on the Company obtaining the Emergency Steel Loan Guarantee and obtaining an additional $75 million revolving loan to cover working capital needs. In exchange for loans to be provided by Bank of America, N.A. the Company will grant Bank of America a redeemable option to acquire 35% of the common stock of the reorganized Company which option will be redeemed for $5 million with the proceeds of a "back-stopped" common stock rights offering to be made to the holders of the First Mortgage Notes. The Board of the Company has tentatively approved the Plan, contingent on several conditions being met. The Plan must also be voted on by the creditors and later confirmed by the Bankruptcy Court before it can be implemented by the Company.

Results of Operations

     Results of operations for an interim period are not necessarily indicative of results for the full year.

Three Months Ended April 30, 2000 Compared to Three Months Ended April 30, 1999

     Net Sales. Net sales increased 27.9% to $100.9 million for the second quarter of fiscal year 2000 from $78.9 million for the second quarter of fiscal year 1999. This increase in revenues was primarily caused by shipments of 261,500 tons in the second quarter of fiscal 2000, which was 52,900 tons more than the shipments of 208,600 tons in the same period in the prior fiscal year. In addition to the increase in revenues from the increase in tons shipped, sales price increased from $368 per ton in the second quarter of fiscal 1999 to $379 in the same period in fiscal 2000.

     Cost of Goods Sold. Cost of goods sold, excluding depreciation, increased 8.5% to $92.4 million for the second quarter of fiscal year 2000 from $85.1 million for second quarter of fiscal year 1999. As a percentage of net sales, cost of goods sold, excluding depreciation, decreased to 91.5% in the second quarter of fiscal 2000 compared to 107.8% during the same period in fiscal 1999. While much of the overall increase in costs is a result of the increase in sales volume described above, the decrease in cost of goods sold as a percentage of net sales is a result of the higher sales price per ton, and lower cost per ton due to increased production. Average manufacturing costs for flat rolled products decreased $45 per ton shipped from $391 in the second quarter of fiscal 1999 to $346 in the same period in fiscal 2000. This decrease is a result of higher sales and production volume. Depreciation and amortization expense remained constant at $5.6 million for the second quarter of fiscal 2000 and for the same period in fiscal 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4.4 million, or 4.4% of net sales in the second quarter of fiscal 2000, from $3.8 million, or 4.9% of net sales in the same period in fiscal 1999. This increase in expense was primarily due to a large sales and use tax refund that was received in March of 1999, with no similar amount received in the second quarter of fiscal 2000. The decrease as a percentage of sales is a result of much higher sales.

     Restructuring Expenses. Restructuring expenses for the second quarter of fiscal 2000 were approximately $1.3 million which is $0.2 million higher than the $1.1 million during the same period in the prior year. Restructuring expenses include additional costs for financial and legal advisors incurred as a result of the Company's Chapter 11 filing and are classified as professional fees under restructuring items on the fiscal 2000 Statement of Operations.

     Operating Loss. As a result of the increase in sales price per ton of 3.0% and an increase in tons sold of 25.4%, the Company experienced an operating loss of $1.5 million in the second quarter of fiscal 2000, which is an improvement of $14.1 million from the operating loss of $15.6 million in the same period in fiscal 1999.

     Interest Expense. Interest expense, net of interest income and capitalized interest (approximately $0.2 million and $0.6 million in the second quarter of fiscal 2000 and fiscal 1999, respectively), decreased to $1.6 million in the second quarter of fiscal 2000 from $7.1 million in the same period in fiscal 1999. This decrease was primarily due to the Company discontinuing to accrue interest on prepetition debt as of July 1, 1999, due to the bankruptcy filing. The second quarter of fiscal 2000 contains only interest expense related to the $65 million DIP Credit Facility and the Term Loan whereas, the same period in fiscal 1999 includes interest on the First Mortgage Notes. Contractual interest is $6.4 million in excess of the reported interest expense for the second quarter of fiscal 2000.

Six Months Ended April 30, 2000 Compared to Six Months Ended April 30, 1999

     Net Sales. Net sales increased 22.6% to $188.2 million for the first six months of fiscal year 2000 from $153.5 million for the same period of fiscal year 1999. This increase in revenues was primarily caused by shipments of 502,400 tons in the first six months of fiscal 2000, which was 112,900 tons more than the shipments of 389,500 tons in the same period in the prior fiscal year. The increase in tons sold was partially offset by a decrease in the sales price from $384 per ton in the first six months of fiscal 1999 to $368 per ton in the same period in fiscal 2000.

     Cost of Goods Sold. Cost of goods sold, excluding depreciation, increased 14.1% to $176.6 million for the first six months of fiscal year 2000 from $154.8 million for same period of fiscal year 1999. As a percentage of net sales, cost of goods sold, excluding depreciation, decreased to 93.8% in the first six months of fiscal 2000 compared to 100.8% during the same period in fiscal 1999. While much of the overall increase in costs is a result of the increase in sales volume described above, the decrease in cost of goods sold as a percentage of net sales is a result of the higher sales, and lower cost per ton due to increased production. Average manufacturing costs for flat rolled products decreased $39 per ton shipped from $383 in the first six months of fiscal 1999 to $344 in the same period in fiscal 2000. This decrease is a result of higher sales and production volume. Depreciation and amortization expense was $11.1 million for the first six months of both of fiscal 2000 and fiscal 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $8.8 million, or 4.7% of net sales in the first six months of fiscal 2000, from $8.1 million, or 5.3% of net sales in the same period in fiscal 1999. This increase in expense was partially due to a large sales and use tax refund that was received in March of 1999, with no similar amount received in fiscal 2000, and due to $0.3 million being paid as part of the Preferred Supplier Program in fiscal 2000. The decrease as a percentage of sales is a result of higher sales.

     Restructuring Expenses. Restructuring expenses for the first six months of fiscal 2000 were approximately $3.4 million which is $2.2 million higher than the $1.2 million during the same period in the prior year. Restructuring expenses include additional costs for financial and legal advisors incurred as a result of the Company's Chapter 11 filing and are classified as professional fees under restructuring items on the fiscal 2000 Statement of Operations.

     Operating Loss. As a result of the large increase in tons sold of 29.0% partially offset by a decrease in the sales price per ton of 4.2%, the Company experienced an operating loss of $8.3 million in the first six months of fiscal 2000, which is an improvement of $12.1 million from the operating loss of $20.4 million in the same period in fiscal 1999.

     Interest Expense. Interest expense, net of interest income and capitalized interest (approximately $0.4 million and $1.3 million in the first six months of fiscal 2000 and fiscal 1999, respectively), decreased to $3.0 million in the first six months of fiscal 2000 from $14.0 million in the same period in fiscal 1999. This decrease was primarily due to the Company discontinuing to accrue interest on prepetition debt as of July 1, 1999, due to the bankruptcy filing. The first six months of fiscal 2000 contains only interest expense related to the $65 million DIP Credit Facility and the Term Loan whereas, the same period in fiscal 1999 includes interest on the First Mortgage Notes. Contractual interest is $12.8 million in excess of the reported interest expense for the first six months of fiscal 2000.

Liquidity and Capital Resources

     The Company's net cash used by operations was $3.8 million during the first six months of fiscal 2000 compared to cash used by operations of $0.9 million for the same period in fiscal 1999. The primary reasons for this increase was an increase in inventories of ore and coke during the first six months of fiscal 2000, compared to a significant reduction of inventories in the first six months of 1999. Also, the Company did not accrue interest expense on the First Mortgage Notes, due to the bankruptcy filing, during the first six months of fiscal 2000. If this interest had been accrued, the net loss would have been $27.5 million for the six months ended April 30, 2000.

     The Company's current liquidity requirements include working capital needs, Chapter 11 administrative expenses and capital expenditures as allowed by the covenants in the DIP Credit Facility and the Term Loan. The Company intends to finance its current operations and investing activities with existing cash balances, operating cash flows, borrowings under the DIP Credit Facility, funds from the Term Loan, and trade credit, including amounts provided under the Credit Program. Although the Company believes that anticipated cash flows from future operations and borrowings under the DIP Credit Facility, the Term Loan, and the Credit Program should provide sufficient liquidity for the Company to meet its debt service requirements, satisfy covenants under the financing agreements and fund ongoing operations and capital improvements, there can be no assurances these or other possible sources of liquidity will be adequate.

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

     Under the terms of the bankruptcy case, liabilities in the amount of approximately $233.3 million at April 30, 2000, are subject to compromise under a plan of reorganization. Pursuant to the provisions of the Bankruptcy Code and during the pendency of the bankruptcy proceeding, actions to enforce or otherwise effect repayment of prepetition liabilities, as well as all pending litigation against the Company, are stayed while the Company continues its business operations as debtor-in-possession. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

     As described in Note 6 to the Financial Statements of the Company's Annual Report on Form 10-K for the year ended October 31, 1999, on July 20, 1999, the Bankruptcy Court granted the Company's motion to approve the $65 million DIP Credit Facility. The DIP Credit Facility expires on the earlier of the consummation of a plan of reorganization or July 6, 2000. The Bankruptcy Court also granted the Company's motion to approve the Term Loan in the aggregate principal amount of $17.9 million. In addition, the Bankruptcy Court approved the Credit Program which is designed to encourage vendors to continue extending credit to the Company. These three financing agreements are currently funding the Company's liquidity requirements.

     The DIP Credit Facility is secured by the Company's accounts receivable and inventories. At April 30, 2000, the interest rate on the DIP Credit Facility was 9.75% and the accounts receivable and inventories supported access to $56.1 million, less applicable reserves of $3.3 million. There was $11.8 million available under the DIP Credit Facility at April 30, 2000.

     The Term Loan is secured by the property, plant and equipment and certain other collateral of the Company. At April 30, 2000, the interest rate on the Term Loan was 14.0%. The final advance on the Term Loan ($2.5 million made in November 1999) also carries an additional interest rate of 3.5% interest in kind. This interest is added to the principal balance each month instead of being paid.

     The new DIP Credit Facility and the Term Loan are included in current liabilities because their terms expire within one year of the loan date, or on the effective date of an approved plan of reorganization, whichever is earlier.

     Borrowing availability under these facilities is subject to compliance with various financial covenants, generally common to such loan agreements. At October 31, 1999, and November 30, 1999, the Company was in default under certain financial covenants contained in the DIP Credit Facility and the Term Loan. Subsequently, the Company obtained a waiver from the lenders with respect to the covenant defaults. Furthermore, the DIP Credit Facility agreement and the Term Loan agreement have been amended to revise such covenants on a going forward basis. These amendments were approved by the Bankruptcy Court on January 21, 2000. The Company was in compliance with the amended covenants as of April 30, 2000.

     Given current market conditions, the levels of debt and associated interest expense, levels of depreciation, required capital expenditures and improvements and the potential realization of loss contingencies, the Company believes that it will continue to incur losses in fiscal 2000. If the Company is unable to increase sales and pricing, continue to reduce costs, implement productivity improvements, comply with the covenant requirements contained in the Company's financing documents and maintain its borrowing availability under the DIP Credit Facility and the Term Loan, the Company may not have sufficient liquidity and capital resources to meet its fiscal year 2000 requirements. The Company's DIP Credit Facility and the Term Loan are due on the earlier of the consummation of the Plan or July 6, 2000. The Company is in negotiations to extend the maturity dates of the DIP Credit Facility and the Term Loan. However, there can be no assurance that such extensions will be granted. If the maturity dates of the DIP Credit Facility and Term Loan are not extended, it could have an adverse effect on the Company's liquidity and financial condition.

     The Company makes capital expenditures for the replacement of existing plant and equipment, compliance with environmental regulations, and the upgrading and improvement of manufacturing facilities. The Company's capital expenditures for the first six months of fiscal 2000 were $2.8 million compared to $8.7 million for the same period in fiscal 1999. Although the Company expects to benefit from improved operating performance related to its capital investments, there can be no assurance that any or all of the potential cost savings will be realized.

     As part of the Company's long-range strategic plan, major capital projects are planned. The major capital projects for fiscal 2000 are anticipated to be blast furnace bosh repairs and installation of a tilting runner which will require the blast furnace to be shut down for approximately 28 days. The

Company is currently evaluating when it will commence the bosh reline project, but anticipates that it will be in the fall of 2000. The project was originally scheduled for fiscal 1999, but the Company's cash constraints required that it be postponed. The Company's maintenance practices have currently allowed the bosh to be stabilized such that operating activities have not been severely impacted. However, due to accelerated deterioration of the bosh during the second quarter of fiscal 2000, maintenance has been required more frequently. The Company's management intends to repair the bosh in October 2000, and believes, but there can be no assurance, that the blast furnace will be able to operate at current production rates until that time. Should the bosh suffer extensive deterioration such that relining is necessary, the Company expects to have most materials on hand to perform the reline and hire contractors to perform the reline, provided that financing is available, there is a waiver obtained under the current Term Loan, and that liquidity, at that time, is sufficient. In addition, if the repair of the bosh occurs during a period of favorable market conditions, the Company may be unable to participate in such a favorable market. The Company expects to spend approximately $7.9 million on this project during fiscal 2000 and approximately $1.9 million in fiscal 2001.

     On August 17, 1999, President Clinton signed the Loan Guarantee Act. The Loan Guarantee Act will provide guarantees for up to $1 billion in loans to qualified steel and iron ore companies, with no company receiving guarantees of more than $250 million. These loans will be made by private sector lenders, with the Federal Government providing a guarantee for up to 85 percent of the amount of the principal of the loan. A loan guarantee may be issued upon application to the Loan Board by a private banking or investment institution which has committed to enter into an agreement to provide a loan to a qualified steel company. The Bank of America, NA. filed an application under the Loan Guarantee Act on January 31, 2000, for a 85% federal guarantee on a $130 million loan which, if issued, will be used by the Company to reorganize and recapitalize its business. Due to the deadline being extended, the application was supplemented on February 28, May 16, May 22, and May 31, 2000, and a decision is expected by the end of June 2000, with the Company being notified in July 2000. There can be no assurance that the Loan Board will grant a guarantee, or that the amount will be sufficient to meet the Company's capital requirements.

     On April 21, 1995, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities (the "Acquisition") of the Gadsden, Alabama facilities of Gulf States Steel, Inc. of Alabama (the "Predecessor of the Company") from the Brenlin Group. In connection with the Acquisition, GSS Holdings Corp ("GSS Holdings") issued certain promissory notes to Capital Resource Lenders II, L.P. as a part of a related transaction. Although the Company has no obligation with respect to the promissory notes, GSS Holdings is required to make payments thereon in accordance with the respective terms thereof, for which the source of funds was expected to be dividend distributions or loans from the Company. The promissory notes require GSS Holdings to cause the Company to pay dividends to GSS Holdings to the maximum extent allowed under the terms of the First Mortgage Notes Indenture and applicable law until the GSS Holding notes are repaid in full. No dividends were payable by the Company as of April 30, 2000. In addition, in connection with the Acquisition, GSS Holdings issued a promissory note to the seller for which the source of funds for repayment was also expected to be dividend distributions or loans from the Company. There have been no cash payments required or made on the seller note through April 30, 2000. As noted above, the Company is prohibited from making payments with respect to prepetition debt, except pursuant to Bankruptcy Court approval.

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

     As previously reported last year in the Company's Form 10-K for the fiscal year ended October 31, 1999, the Company recognized the serious nature of its exposure under the Year 2000 Issue and developed a modification plan that would minimize this exposure. It purchased and implemented Year 2000 compliant software and consultant support, all of which was funded through operating cash flows and borrowing on its DIP Credit Facility. The primary purchased software was for an enterprise resource planning system which provides enhanced productivity and customer service benefits in addition to mitigating potential consequences of the Year 2000 problem. There were no significant costs incurred related to the Year 2000 Issue during the six months ended April 30, 2000.

     During the first six months of fiscal 2000, the transition into the Year 2000 occurred and only minor problems were experienced. These problems were remedied quickly and there was no effect on the Company's financial position. The Company continues to monitor its computer systems to ensure they are operating properly.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
-------   -----------------------------------------------------
          RISK
          ----

     The Company does not hold any market risk sensitive instruments.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.   LEGAL PROCEEDINGS
-------   -----------------

     On July 1, 1999, the Company filed a voluntary petition seeking reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Company's operating results for fiscal 1999 and fiscal 1998 were severely affected by, among other things, a dramatic surge in steel imports beginning in the summer of 1998. As a consequence of record-high levels of low-priced steel imports and the resultant deteriorating market conditions, the Company's overall price realization and shipments declined. Decreased liquidity made it impossible for the Company to service its debt and fund ongoing operations. Therefore, the Company sought protection under Chapter 11 of the Bankruptcy Code. The Company filed a Plan of Reorganization with the Bankruptcy Court on May 22, 2000.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-------   -------------------------------

     The Company did not make its interest payments of approximately $12.8 million due each of April 15, 1999, October 15, 1999, or April 15, 2000, on the Company's First Mortgage Notes, due 2003. The Company was also unable to cure the default during the 30 day cure period from the original interest payment dates, which resulted in a default under the terms thereof. As described above, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy code on July 1, 1999. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, prepetition debt, including the First Mortgage Notes, except pursuant to Bankruptcy Court approval.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

   (a).   Exhibit Index:

          (27) Financial Data Schedule

   (b).   None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            GULF STATES STEEL, INC. OF ALABAMA
                                      (Registrant)

6/5/00                      /s/ Robert Schaal
---------------             ----------------------------------------------------
Date                        Robert Schaal, Chairman and Chief Executive Officer
                            (principal executive officer)

6/5/00                      /s/ James R. Grimm
---------------             ----------------------------------------------------
Date                        James R. Grimm, Senior Vice President and CFO
                            (principal financial and accounting officer)